Form 10KSB
period 1999-12-31
EINSURE NETWORKS CORP
filed 2000-04-14
CIK 1098469

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999


                        Commission File Number 000-27995

                          EINSURE NETWORKS CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     95-4714549
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

               14724 Ventura Blvd. Floor 2, Sherman Oaks, CA 91403
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (818) 971-5184


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 1,000,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  5

Item   3.      Legal Proceedings                                           5

Item   4.      Submission of Matters to a Vote of Security Holders         5

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         5

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         6

Item   7.      Financial Statements                                        7

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         7

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         7

Item  10.      Executive Compensation                                     10

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             11

Item  12.      Certain Relationships and Related Transactions             12

Item  13.      Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

                                     PART I


Item   1.      Business


eInsure Networks Corporation ("eInsure" or the "Company") was incorporated on November 25, 1998 under the laws of the State of Delaware. The Company's principal business is to provide a portal for the Insurance industry; clients, brokers and insurance agency staff, with technological advances to expand their business, increase productivity, and lower operational costs while providing better customer service. eInsure will develop the latest open architecture, standards based information technology concepts for an industry lacking the ability to process high volumes of information in a rapid manner, while maintaining data integrity and compatibility for reporting without additional data entry or manipulation. The competitive advantage lies in the ability to integrate the insurance tasks of underwriting, pricing, policy issuance, and premium accounting into a centrally maintained application interface which easily integrates into other systems.

Rating systems

eInsure will emulate the structure of current rating systems by downloading rates and rating methodology into distributed relational databases. Centralizing the rating system information will streamline data management and allow users to access information online rapidly and efficiently with basic Internet access. Rating data will be intelligently organized allowing firms to increase productivity by internally rating policies with fast user friendly applications accessible via the secured online rating system. The online rating system will store and transmit the completed policy form to the policy proposal system, and if the policy is bound, then transmit to the policy issuance system. These procedures will be automated by scaleable, distributed, reliable, and secure network applications sharing policy and rating information. eInsure will begin developing a competitive advantage by offering liability and workers compensation rating systems in an integrated, enterprise environment.

Policy Issuance system

The competitive advantage of eInsure lies in the ability to issue small premium policies efficiently. Policy issuance will be an integrated application allowing a single point of management for brokers and agents to conduct policy transactions online via the Internet. The completed policy information will be transposed into the policy issuance system and either printed at the host location and mailed or sent back in a data file to be issued by the recipient. Currently a website performing policy charges a 3% transaction fee of each policy issued. Current gross policy volume of this website with one carrier is approx. $70 million. The shortcoming of this system is that it will not upload accounting data to the WINS accounting system. eInsure will look into developing a robust application with the ability to transmit accounting information to the appropriate data centers and electronically collect the transaction fees.

Projects

It is imperative that eInsure integrate the entire range of policy issuance functions into applications remotely accessible via web browsers connected to the Internet. This implementation will allow companies to increase productivity, offer better customer service, and provide real-time transactions while lowering operating costs by forgoing the purchase of costly computer hardware, software, and IT staffing of a traditional client/server implementation. The concept behind eInsure is to become the Insurance industry portal for managing data and transactions utilizing the customizable applications accessible from any Internet connection, in addition to providing middleware for data transactions between legacy systems. eInsure can manage and centralize the data of insurance companies, brokers, and clients by standardizing the layers of information flow between buyers and sellers.



Item   2.      Properties

The Company's executive and administrative offices are located at 14724 Ventura Blvd, Floor 2, Sherman Oaks, CA 91403. The Company pays no rent for use of the office and does not believe it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein. The owner of the premises, a shareholder, has agreed to continue this arrangement until such time as the Company receives profits



Item   3.      Legal Proceedings

There are no pending legal proceedings to which the Company is a party.



Item   4.      Submission of Matters to a Vote of Security Holders

Not Applicable.



                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on January 8, 2000. The Company's Common Stock is not presently traded on an established public trading market. The Company anticipates that it will submit its Common Stock for listing on the OTC Electronic Bulletin Board.

        The approximate number of record holders of the Company's Common Stock as of December 31,1999 was 2. The aggregate number of shares of Common Stock outstanding as of December 31,1999 was 1,000,000.

        The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare any dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, and such other factors as the Board of Directors may consider. In addition, if the Company is able to negotiate new credit facilities, such facilities may include restrictions on the Company's ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

In April 1999, the Company issued unregistered securities to the initial shareholders of the Company resulting in the issuance and delivery of 100,000 shares and 900,000 shares of the Company's Common Stock to PageOne Business Productions, LLC, and Appletree Investment Company, Ltd., respectively. Such securities were issued for aggregate consideration totaling $1,000 pursuant to the exemptions from registration provided under the Delaware General Corporation Law and the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for issuances of securities not involving any public offering.

        The following table sets forth the names of the recipients and amounts received in connection with said transactions:

                                        Number of Shares of
        Name of Stockholder             Common Stock Acquired
        ------------------              ---------------------
        PageOne Business                100,000
        Productions, LLC

        Appletree Investment            900,000
        Company, Ltd.



Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

        The  following   discussion   and  analysis  below  should  be  read  in
conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (November 25, 1998) through December 31, 1999, during the Company's development stage, the Company has a positive cash balance of $350.00, and has generated a net loss of ($9,578.00).

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.

FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 1,000,000 shares of Common Stock for net proceeds of $1,000. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination.



Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

Not applicable.



Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

     The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

Name                      Age                   Position
----                      ---                   --------
George A. Todt             46         Chairman of the Board of
                                      Directors, Chief Executive
                                      Officer, President and
                                      Secretary

James F. Walters           45         Vice President, Treasurer
                                      and Chief Financial Officer

        George A. Todt has been the Chairman of the Company's Board of Directors and Chief Executive Officer since its inception. Prior to founding the Company, Mr. Todt has been a managing member of PageOne Business Productions, LLC, since March 1996. Mr. Todt's experience over the past 15 years includes working with 10 start-up companies, raising venture capital, and arranging strategic partnerships and initial public offerings. He has researched, developed and implemented marketing and sales training programs in several industries.

        From 1990 to 1995, Mr. Todt was Chief Executive Officer of REPCO, a start-up company based in St. Louis, Missouri, where his responsibilities included product selection, market research and implementation, from large contracts to small industrial products. REPCO's largest project included a turn-key tire recycling plant built in Japan. Mr. Todt traveled extensively in China, Japan, India, Russia and Europe, establishing manufacturing contracts, marketing and distribution programs, and bidding on and managing government contracts. Mr. Todt also has consulted internationally on technology exchanges and rights.

        From 1989 to 1991, Mr. Todt was an investor/director of FLEXWARE, an accounting and networking software company located in Los Angeles, which was a leader in the field of networking language for MAC, DOS, UNIX and DEC computers. Mr. Todt assisted in obtaining financing, restructuring and establishing a marketing strategy for FLEXWARE.

        In June 1986, Mr. Todt began working full-time in sales with Todt Industrial Supply, and in December 1986, he acquired the company and Todt Sheet Metal Company (collectively, the "Todt Companies" in Cape Girardeau, Missouri). From 1987 to 1990, Mr. Todt served as Chief Executive Officer of the Todt
Companies, reorganized the companies, implemented new marketing and sales programs, automated accounting and developed the business into eight divisions, four of which he created. Under Mr. Todt's leadership, the Todt Companies grew from 29 to 130 employees, and annual sales grew from $2 million to $8 million.

        From 1985 to 1986, Mr. Todt served as Vice President of Administration at HOH Water Technology, Los Angeles, California. As Vice President, he reorganized the Company's structure, developed an engineering department, was responsible for redesigning its product, developing a marketing plan and negotiating strategic alliances with General Electric, Du Pont, and Mitsui. Eventually, he succeeded in taking HOH public.

        From 1979 to 1983, Mr. Todt was the founder and Managing Director of Todt & Associates, a marketing and investment partnership in Malibu, California, raising financing for several start-up companies and projects, developing mining and refining equipment for the precious metal industry, and setting up a sales and distribution network. In addition, Mr. Todt managed an international precious metal arbitrage company and researched a book on precious metals which spent 22 weeks on England's "best seller" list. Mr. Todt also designed, coordinated and managed three hundred employees in the construction of a $4,000,000 multi-purpose building.

        James F. Walters has served as the Vice President, Treasurer and Chief Financial Officer of the Company since its inception. Mr. Walters joined Kellogg & Andelson as an accountant in 1976, was elected a partner in 1980, was promoted to Managing Partner in 1984, and elected Chairman of the Board of Kellogg & Andelson Accountancy Corporation in 1995. As Chairman, Mr. Walters is currently responsible for the overall management of the 80-person firm. Mr. Walters has assisted the firm's clients in connection with the preparation of their initial public offerings, private finance, merger, acquisition and restructuring strategies. He continues to be an active consultant in the many phases of client business operations, such as operational control systems, general management and capital funding, servicing middle market companies in many different industries, including aerospace, mail order, entertainment, high tech, retail, import/export, graphic design, business management, plastics and publishing.

        Mr. Walters previously served as a member of the Board of Directors of Kistler Aerospace, a manufacturer of reusable rockets that deliver satellites into orbit, and was instrumental in the initial financing of that company. Mr. Walters also serves as a member of the Board of Directors of California Fitnuts, Inc., a start-up company which produces, through a patented process, nuts that have 50% less fat. In addition, Mr. Walters has founded, owned and managed companies in the commercial photography, corporate events, auto repair and concrete molding industries.

     Mr. Walters received an M.B.A. degree from Pepperdine University (Malibu, California) in 1981, and a B.S. degree in Accounting from California State University, Northridge (CSUN) in 1976.

     Directors of the Company are elected annually by the stockholders of the Company to serve for a term of one year or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors subject to any rights under employment agreements. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. No other compensation is, or will be, paid to directors for services rendered as directors. From the Company's inception to the date of this filing, there have been no meetings of the Company's Board of Directors. Other actions of the Company's Board of Directors were taken pursuant to unanimous written consents. There are no family relationships between any directors or officers of the Company.


               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.

Item  10.      Executive Compensation

     No director or executive officer of eInsure presently receives compensation for services rendered to the company. Payment of salaries will occur once proceeds are available for payment through financing and sufficient cash flow. However, such persons are entitled to be reimbursed for expenses incurred by them in pursuit of eInsure's business.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUE

     The Company does not have an officer or director stock option plan. The Company intends to incorporate one after a public offering. The Company does not have an employee stock option plan. (ESOP). The Company intends to incorporate one after a public offering.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        There were no option/SAR Grants in the last fiscal year.

COMPENSATION OF DIRECTORS

        The Company's directors serve without compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; (iii) each executive officer listed in the Summary Compensation Table in Item 6 of this Form 10; and (iv) all directors and executive officers as a group. Unless otherwise indicted, each of the following stockholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,000,000(3)               100.0%

PageOne Business Productions, LLC            100,000(3)                10.0%

George Todt                                  100,000(4)                10.0%

James Walters                                100,000(4)                10.0%

All officers and directors as a group        100,000(4)                10.0%
(2 persons)

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of EINSURE NETWORKS CORPORATION, 14724 Ventura Blvd. Floor 2, Sherman Oaks, CA 91403. (2) Percent of Class assumes a base of 1,000,000 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 900,000 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 100,000 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 100,000 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt and Mr. Walters are managing members.

Item  12.      Certain Relationships and Related Transactions

In April 1999, eInsure issued 100,000 shares to PageOne Business Productions, LLC, of which George Todt and James Walters are managing members.


Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-7:

          REPORT OF INDEPENDENT AUDITORS WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 6, 2000.

          BALANCE SHEET AS OF DECEMBER 31, 1999

          STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 1999

          NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999


(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-27995)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-27995)

27.1     Financial Data Schedule


(b)      Reports on Form 8-K

         None

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 eInsure Networks Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of eInsure Networks Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from November 25, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of eInsure Networks Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from November 25, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has an operating loss of $9,578 and a working capital deficiency of $8,578. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 6, 2000

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999




                                     ASSETS
Cash                                                                    $   350
                                                                        -------

TOTAL ASSETS                                                            $   350
                                                                        =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party                                          $ 8,928
                                                                        -------

     TOTAL LIABILITIES                                                    8,928
                                                                        -------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.01 par value, 100,000 shares
   authorized, none issued and outstanding                                  -
  Common stock, $.001 par value, 10,000,000 shares
   authorized, 1,000,000 issued and outstanding                           1,000
  Accumulated deficit during development stage                           (9,578)
                                                                        -------

     TOTAL STOCKHOLDERS' DEFICIENCY                                      (8,578)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   350
                                                                        -------
                                                                        =======





                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS





                                                             November 25, 1998
                                             For the Year     (Inception) to
                                             Ended December      December
                                                31, 1999         31, 1999
                                             -------------    ---------------


INCOME                                          $      -         $      -
                                                ---------        ---------

EXPENSES

   Accounting fees                                    500              500
   Bank service charge                                120              120
   Consulting fees                                    388              388
   Legal fees                                       7,000            7,000
   Licenses, fees and permits                         362              362
   Office expense                                   1,208            1,208
                                                ---------        ---------

NET LOSS                                        $  (9,578)       $  (9,578)
                                                =========        =========

NET LOSS PER SHARE
 BASIC AND DILUTED                              $ (0.0130)       $ (0.0144)
                                                =========        =========

WEIGHTED AVERAGE NUMBER OF  SHARES
OUTSTANDING DURING THE PERIOD
 BASIC AND DILUTED                                734,247          666,667
                                                =========        =========







                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 1999



                                                                           Deficit
                                                                         Accumulated
                                                    Common Stock           During
                                                ---------------------    Development
                                                 Shares      Amount         Stage        Total
                                                ---------   ---------     ---------     -------

Common stock issuance for cash                  1,000,00$    $1,000        $    -       $ 1,000

Net loss for the year ended December 31, 1999         -         -           (9,578)      (9,578)
                                                ---------    ------        -------      -------

BALANCE AT DECEMBER 31, 1999                    1,000,000    $1,000        $(9,578)     $(8,578)
                                                =========    ======        =======      =======

                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                                 November
                                               For the Year      25, 1998
                                                   Ended       (Inception)
                                                 December      To December
                                                 31, 1999        31, 1999
                                                ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(9,578)         $(9,578)
   Adjustments to reconcile net loss to net
    cash used in operating activities:               -                -
                                                 -------          -------

     Net cash used in operating activities        (9,578)          (9,578)
                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:                -                -
                                                 -------          -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan payable - related party                    8,928            8,928
   Proceeds from issuance of common stock          1,000            1,000
                                                 -------          -------

     Net cash provided by financing activities     9,928            9,928
                                                 -------          -------

INCREASE IN CASH AND CASH EQUIVALENTS
                                                     350              350

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                 -                -
                                                 -------          -------

CASH AND CASH EQUIVALENTS -
END OF PERIOD                                    $   350          $   350
                                                 =======          =======







                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  Organization and Business Operations

          eInsure Networks Corporation (a development stage company) ("the Company") was incorporated in Delaware on November 25, 1998 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B)  Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C)  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D)  Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (E)  Loss Per Share

         Net loss per common share for the year ended December 31, 1999 and for the period from November 25, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE 2 - LOAN PAYABLE - RELATED PARTY

         The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE  3 - STOCKHOLDERS' DEFICIENCY

         (A)  Preferred Stock

         The Company is authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of directors. No preferred shares have been issued as of December 31, 1999.

         (B)  Common Stock

         The Company is authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 900,000 and 100,000 shares to Apple Tree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

NOTE 4 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company had a net loss of $9,578, a working capital deficiency of $8,578, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EINSURE NETWORKS CORPORATION


                               /s/ George A. Todt
                           By: -----------------------
                                 George A. Todt
                                 Director, Chief Executive
                                 Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/ George A. Todt           Director, Chief Executive     April 13, 2000
                             Officer, Secretary


/s/ James F. Walters         Chief Financial Officer       April 13, 2000