Form 10QSB
period 2000-03-31
EINSURE NETWORKS CORP
filed 2000-05-15
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                 [ ] Transition report under section 13 or 15(d)
                              of the Exchange Act.

                         COMMISSION FILE NUMBER 0-27995

                          EINSURE NETWORKS CORPORATION
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4714549
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

               14724 Ventura Blvd. Floor 2, Sherman Oaks, CA 91403
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 971-5184
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of May 8, 2000, there were 1,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          EINSURE NETWORKS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

           BALANCE SHEET AS OF MARCH 31, 2000                             2

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
           NOVEMBER 25, 1998 (INCEPTION) TO MARCH 31, 2000                3

           STATEMENTS OF CASH FLOWS FOR THE THREE MONTHES
           ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
           NOVEMBER 25, 1998 (INCEPTION) TO MARCH 31, 2000                4

           NOTES TO FINANCIAL STATEMENTS                                  5-7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K             8

                        Signatures                                        9

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                 March 31,
                                             December 31,           2000
                                                1999            (Unaudited)
                                           ----------------    --------------

                                     ASSETS

Cash                                     $            350    $          305
                                           ----------------    --------------

TOTAL ASSETS                             $            350    $          305
------------                               ================    ==============



                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party           $          8,928    $       17,078
                                           ----------------    --------------

   TOTAL LIABILITIES                                8,928            17,078
                                           ----------------    --------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.01 par value,
   100,000 shares authorized
   none issued and outstanding                        -                 -
  Common stock, $.001 par value,
   10,000,000 shares authorized
   1,000,000 issued and outstanding                 1,000             1,000
  Accumulated deficit during
  development stage                                (9,578)          (17,773)
                                           ----------------    --------------

   TOTAL STOCKHOLDERS' DEFICIENCY                  (8,578)          (16,773)
                                           ----------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                              $            350    $          305
-----------                                ================    ==============


          See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             For the
                                                             Three
                                         November 25,        Months
                                             1998            Ended
                                        (Inception) to     March 31,
                                        March 31, 2000        2000
                                        ----------------  -------------

INCOME                                $           -     $        -
                                        ----------------  -------------

EXPENSES

  Accounting fees                                2,500          2,000
  Bank service charge                              165             45
  Consulting fees                                  388           -
  Legal fees                                    10,000          3,000
  Licenses, fees and permits                       362           -
  Office expense                                 1,958            750
  Rent                                           2,400          2,400
                                        ----------------  -------------

NET LOSS                              $        (17,773) $      (8,195)
--------                                ================  =============


NET LOSS PER SHARE - BASIC AND
 DILUTED                              $        (0.0244) $     (0.0082)
                                        ================  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED                    728,195      1,000,000
                                        ================  =============







          See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                      November 25,
                                         1998           For the Three
                                     (Inception) to      Months Ended
                                     March 31, 2000     March 31, 2000
                                     ---------------   ---------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                         $       (17,773)    $        (8,195)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:                      -                   -
                                     ---------------     ---------------

   Net cash used in operating              (17,773)             (8,195)
   activities
                                     ---------------     ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                  -                   -
                                     ---------------     ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Loan payable - related party              17,078               8,150
  Proceeds from issuance of
  common stock                               1,000                -
                                     ---------------     ---------------

   Net cash provided by
   financing activities                     18,078               8,150
                                     ---------------     ---------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               305                 (45)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                          -                    350
                                     ---------------     ---------------

CASH AND CASH EQUIVALENTS -
---------------------------
 END OF PERIOD                     $           305     $           305
--------------                       ===============     ===============


          See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  Organization and Business Operations

      eInsure Networks Corporation (a development stage company) ("the Company") was incorporated in Delaware on November 25, 1998 to engage in an internet-based business. At March 31, 2000, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

      The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

      (B)  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulation of the Securities and Exchange Commission for interim financial information necessary for a comprehensive presentation of financial position and results of operations.

      In Management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

      In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1999 since the Company was inactive during this period.

      For further information, refer to the financial statements and footnotes included in the Company" Form 10-KSB for the year ended December 31, 1999.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

      (C)  Use of Estimates

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

      (D)  Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      (E)  Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the three months ended March 31, 2000.

      (F)  Loss Per Share

      Net loss per common share for the three months ended March 31, 2000 and for the period from November 25, 1998 (inception) to March 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2000.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE 2 - LOAN PAYABLE - RELATED PARTY

      The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE  3 - STOCKHOLDERS' DEFICIENCY

      (A)  Preferred Stock

      The Company is authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of directors. No preferred shares have been issued as of March 31, 2000. (B) Common Stock

      The Company is authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 900,000 and 100,000 shares to Apple Tree Investment Company, Ltd. and PageOne business Productions, LLC, respectively.

NOTE 4 - GOING CONCERN

      As reflected in the accompanying financial statements, the Company has accumulated losses of $17,773 since inception, a working capital deficiency of $16,773, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (November 25, 1998) through March 31, 2000, during the Company's development stage, the Company has a positive cash balance of $305.00, and has generated a net loss of ($17,773).


FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $16,773 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from current stockholders, and has issued 1,000,000 shares of Common Stock for net proceeds of $1,000. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the current period were funded by a loan from a stockholder.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.


PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

       Exhibit No.     Description
       ----------      -----------
           27          Financial Data Schedule


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EINSURE NETWORKS CORPORATION
                                        ----------------------------
                                        Registrant


 May 15, 2000                      By:      /s/ James P. Walters
 ------------                           --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule