Form 10QSB
period 2000-09-30
EINSURE NETWORKS CORP
filed 2001-06-06
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                         YES       NO  X
                             ---      ---

     As of November 10, 2000, there were 1,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          EINSURE NETWORKS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

     PART I. FINANCIAL INFORMATION                              PAGE NUMBER

       Item 1. Financial Statements

        BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND
        DECEMBER 31, 1999                                             2

        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
        NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,
        1999 AND FROM NOVEMBER 25, 1998 (INCEPTION) TO
        SEPTEMBER 30, 2000 (UNAUDITED)                                3

        STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE
        PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO SEPTEMBER 30,
        2000 (UNAUDITED)                                              4

       NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
        (UNAUDITED)                                                   5-7


       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8

     PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports filed on Form 8-K                 8

                    Signatures                                        9

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                 EINSURE NETWORKS CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET


                                     ASSETS
                                                  September 30,
                                                      2000       December 31,
                                                  (unaudited)       1999
                                                  -----------   --------------
CURRENT ASSETS
  Cash                                            $     215     $        350
                                                  -----------   --------------

TOTAL ASSETS                                      $     215     $        350
------------                                      ===========   ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                     $  32,028     $      8,928
                                                  -----------   --------------

  TOTAL LIABILITIES                                  32,028            8,928
                                                  -----------   --------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.01 par value, 100,000
    shares authorized, none issued and
    outstanding                                        -                -
  Common stock, $0.001 par value, 10,000,000
    shares authorized, 1,000,000 issued and
    outstanding                                       1,000            1,000
  Accumulated deficit during development stage      (32,813)          (9,578)
                                                  -----------   --------------

TOTAL STOCKHOLDERS' DEFICIENCY                      (31,813)          (8,578)
                                                  -----------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $     215     $        350
----------------------------------------------    ===========   ==============



                        See accompanying notes to financial statements

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 For the
                                                                                                              Period From
                                                  For the        For the       For the          For the         November
                                                   Three           Three         Nine             Nine          25, 1998
                                                Months Ended    Months Ended  Months Ended    Months Ended   (Inception) to
                                               September 30,   September 30,  September 30,  September 30,    September 30,
                                                  30, 2000         1999           2000            1999             2000
                                               ------------    ----------     ----------     -----------    --------------
REVENUES                                       $     -         $   -          $   -          $    -         $       -
                                               ------------    ----------     ----------     -----------    --------------

EXPENSES
  Accounting fees                                   1,500          -             5,500             500             6,000
  Bank charges                                         45          -               135              30               255
  Consulting fees                                    -             -              -               -                  388
  Legal fees                                        2,500          -             8,500           7,000            15,500
  License, fees and permits                          -             -              -               -                  362
  Office & postage expense                            600          -             2,100           1,958             3,308
  Rent                                              2,200          -             7,000            -                7,000
                                               ------------    ----------     ----------     -----------    --------------

NET LOSS                                       $   (6,845)     $   -          $(23,235)      $  (9,488)     $    (32,813)
--------
                                               ============    ==========     ==========     ===========    ==============

Net loss per share - basic and diluted         $  (0.0068)     $   -          $(0.0232)      $ (0.0147)     $    (0.0409)
                                               ============    ==========     ==========     ===========    ==============

Weighted average number of shares
  outstanding during the period - basic
  and diluted                                   1,000,000      1,000,000      1,000,000        644,689           801,775
                                               ============    ==========     ==========     ===========    ==============



                        See accompanying notes to financial statements

                                 EINSURE NETWORKS CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                                      November
                                                     For the nine    For the nine     25, 1998
                                                     months ended    months ended    (inception)
                                                    September 30,    September 30,   to September
                                                         2000            1999        30, 2000
                                                    -------------    ------------    ------------
Cash flows from operating activities
  Net loss                                          $   (23,235)     $   (9,488)     $  (32,813)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Increase in accrued expenses                             -                500            -
                                                     ------------    ------------    ------------
     Net cash used in operating activities              (23,235)         (8,988)        (32,813)
                                                     ------------    ------------    ------------

Cash flows from financing activities
  Proceeds from issuance of common stock                   -              1,000           1,000
  Loan proceeds from stockholder                         23,100           8,078          32,028
                                                     ------------    ------------    ------------
     Net cash provided by financing activities           23,100           9,078          33,028
                                                     ------------    ------------    ------------

Net (DECREASE) increase in cash                            (135)             90             215

Cash and cash equivalents - Beginning                       350            -               -
                                                     ------------    ------------    ------------

Cash and cash equivalents - ending                   $      215      $       90      $      215
                                                     ============    ============    ============




                        See accompanying notes to financial statements

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (A) Organization and Business Operations

               eInsure Networks Corporation (a development stage company) ("the Company") was incorporated in Delaware on November 25, 1998 to engage in an internet-based business. At September 30, 2000, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

               The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

               (B) Basis of Presentation

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

               It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

               For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

               (C) Use of Estimates

               In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (D) Cash and Cash Equivalents

               For purposes of the cash flow statements, the Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents.

               (E) Income Taxes

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the nine months ended September 30, 2000.

               (F) Loss Per Share

               Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2000.

NOTE 2  LOAN PAYABLE TO STOCKHOLDER

               The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 3  STOCKHOLDERS' DEFICIENCY

               (A) Preferred Stock

               The Company is authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of directors. No preferred shares have been issued as of September 30, 2000.

               (B) Common Stock

               The Company is authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 900,000 and 100,000 shares to Apple Tree Investment Company, Ltd. and PageOne business Productions, LLC, respectively.

NOTE 4  GOING CONCERN

               As reflected in the accompanying financial statements, the Company has accumulated losses of $32,813 since inception, a working capital deficiency of $31,813, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (November 25, 1998) through September 30, 2000, during the Company's development stage, the Company has a positive cash balance of $215, and has accumulated losses of $32,813.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $31,813 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from current stockholders, and has issued 1,000,000 shares of Common Stock for net proceeds of $1,000. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the current period were funded by a loan from a stockholder.

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.


PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

                    None

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


 June 6, 2001                       By:      /s/ James P. Walters
 ------------                           --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)