Form 10KSB
period 2000-12-31
EINSURE NETWORKS CORP
filed 2001-08-23
CIK 1098469

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000


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


               29160 Heathercliff Road, Suite 300, Malibu CA 90265
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (818) 457-8167


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year.               $0.00

There is no trading market for the Registrant's Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant on May 31, 2001, was $0.00.

Number of shares of Common Stock, $0.001 Par Value, outstanding at May 31, 2001, was 1,000,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 2000 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    3

Item   2.      Properties                                                  4

Item   3.      Legal Proceedings                                           4

Item   4.      Submission of Matters to a Vote of Security Holders         4

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         4

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         5

Item   7.      Financial Statements                                        5

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         5

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         6

Item  10.      Executive Compensation                                      8

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              9

Item  12.      Certain Relationships and Related Transactions              9

Item  13.      Exhibits and Reports on Form 8-K                           10

Signatures                                                                11

                                     PART I


Item   1.      Business


eInsure Networks Corporation ("eInsure" or the "Company") was incorporated on November 25, 1998 under the laws of the State of Delaware. The Company's Proposed principal business is to provide a portal for the Insurance industry; clients, brokers and insurance agency staff, with technological advances to expand their business, increase productivity, and lower operational costs while providing better customer service. eInsure intends to develop the latest open architecture, standards based information technology concepts for an industry which has lacked the ability to process high volumes of information in a rapid manner, while maintaining data integrity and compatibility for reporting without additional data entry or manipulation. The competitive advantage lies in the ability to integrate the insurance tasks of underwriting, pricing, policy issuance, and premium accounting into a centrally maintained application interface which easily integrates into other systems.

Rating systems

eInsure proposes to emulate the structure of current rating systems by downloading rates and rating methodology into distributed relational databases. Centralizing the rating system information will streamline data management and allow users to access information online rapidly and efficiently with basic Internet access.

Policy Issuance system

The competitive advantage of eInsure will lie in its ability to issue small premium policies efficiently. Policy issuance will be an integrated application allowing a single point of management for brokers and agents to conduct policy transactions online via the Internet.

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

Item   2.      Properties

The Company's executive and administrative offices are located at 29160 Heathercliff Road, Suite 300, Malibu, California 90265. The Company shares office facilities with a stockholder and incurred rent expense of approximately $9,200 for use of the office facilities in fiscal 2000. The Company does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.


Item   3.      Legal Proceedings

There are no pending legal proceedings to which the Company is a party.


Item   4.      Submission of Matters to a Vote of Security Holders

None


                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on January 8, 2000. The Company's Common Stock is not presently traded on an established public trading market.

        The number of record holders of the Company's Common Stock as of December 31, 2000 was 2. The aggregate number of shares of Common Stock outstanding as of December 31, 2000 was 1,000,000.

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

None

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations


RESULTS OF OPERATIONS

        The  following   discussion   and  analysis  below  should  be  read  in
conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (November 25, 1998) through December 31, 2000, during the Company's development stage, the Company has a positive cash balance of $170.00, and has generated a net loss of $39,658.


PLAN OF OPERATION

         The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.


FINANCIAL CONDITION AND LIQUIDITY

         The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 1,000,000 shares of Common Stock for net proceeds of $1,000.00 and the contribution to additional paid-in capital of a loan payable of $38,828 from a stockholder. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the year ended December 31, 2000 were funded by the stockholder loan referred to above.


Item   7.      Financial Statements

     The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     Not applicable.

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

     The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

Name                      Age                   Position
----                      ---                   --------
George A. Todt             47         Chairman of the Board of
                                      Directors, Chief Executive
                                      Officer, President and
                                      Secretary

James F. Walters           48         Vice President, Treasurer
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

The following were delinquent in filings of required reports in 2000:
Appletree Investment Company, Ltd, PageOne Business Productions, LLC, George Todt and James Walters.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 31, 2001 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; (iii) each executive officer listed in the Summary Compensation Table in Item 6 of this Form 10; and (iv) all directors and executive officers as a group. Unless otherwise indicted, each of the following stockholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law.

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
(2 persons)

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of EINSURE NETWORKS CORPORATION, 29160 Heathercliff Road, Suite 300, Malibu, California 90265.

(2) Percent of Class assumes a base of 1,000,000 shares of common stock outstanding as of December 31, 2000.

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

(a)(1) The following financial statements are contained on Pages F-1 through F-9:

          REPORT OF INDEPENDENT AUDITORS WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED MAY 31, 2001.

          BALANCE SHEET AS OF DECEMBER 31, 2000

          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
          THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 2000

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 2000

          STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000
          AND 1999 AND FOR
          THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 2000

          NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000


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

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-27995)


(b)      Reports on Form 8-K

         None

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


                                    CONTENTS


PAGE          2        INDEPENDENT AUDITORS' REPORT

PAGE          3        BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE          4        STATEMENTS OF OPERATIONS  FOR THE YEARS ENDED
                       DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD
                       FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 2000

PAGE          5        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                       PERIOD FROM  NOVEMBER 25, 1998 (INCEPTION) TO
                       DECEMBER 31, 2000

PAGE          6        STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                       DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD
                       FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 2000

PAGES       7 - 8      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Einsure Networks Corporation
  (A Development Stage Company)

We have audited the accompanying balance sheet of Einsure Networks Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from November 25, 1998
(inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Einsure Networks Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from November 25, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company without operations and has had accumulated losses of $39,658. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 31, 2001

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000




                                     ASSETS

Cash                                                         $            170
                                                              ---------------

TOTAL ASSETS                                                              170
------------                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                  $           -
                                                              ---------------
STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value, 100,000 shares
    authorized none issued and outstanding                               -
  Common stock, $.001 par value, 10,000,000 shares
    authorized, 1,000,000 issued and outstanding                        1,000
  Additional paid-in capital                                           38,828
  Accumulated deficit during development stage                        (39,658)
                                                              ---------------

     TOTAL STOCKHOLDERS' EQUITY                                           170
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $            170
------------------------------------------                    ===============










                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                 For The Period From
                                                                                  November 25, 1998
                                       For the Year Ended   For the Year Ended       (Inception) to
                                        December 31, 2000    December 31, 1999     December 31, 2000
                                       ------------------   ------------------   -------------------
INCOME                                 $             -      $           -        $            -
                                       ------------------   ------------------   -------------------

EXPENSES
   Accounting fees                                  7,000                500               7,500
   Bank charges                                       180                120                 300
   Consulting fees                                   -                   388                 388
   Legal fees                                      11,000              7,000              18,000
   Licenses, fees and permits                        -                   362                 362
   Office Supplies                                  2,700              1,208               3,908
   Rent                                             9,200               -                  9,200
                                       ------------------   ------------------   -------------------

NET LOSS                               $          (30,080)   $        (9,578)    $       (39,658)
--------                               ==================    =================   ===================


NET LOSS PER SHARE BASIC AND DILUTED   $           (0.030)   $        (0.013)    $        (0.048)
                                       ==================    =================   ===================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 BASIC AND DILUTED                              1,000,000            734,247             825,521
                                       ==================    =================   ===================









                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM NOVEMBER 25, 1998 (INCEPTION) TO DECEMBER 31, 2000


                                                                                               Deficit
                                                                                             Accumulated
                                                                               Additional       During
                                                       Common Stock              Paid-In      Development
                                                   Shares        Amount         Capital         Stage           Total
                                                  ---------   ----------      -----------    -------------  -----------
Common stock issued for cash                      1,000,000   $    1,000      $     -        $     -        $    1,000

Net loss for the year ended December 31, 1999          -            -                -            (9,578)       (9,578)
                                                  ---------   ----------      -----------    -------------  -----------

Balance at December 31, 1999                      1,000,000        1,000             -            (9,578)       (8,578)

Contribution of loan payable - stockholder                                         38,828           -           38,828

Net loss for the year ended December 31, 2000          -            -                -           (30,080)      (30,080)
                                                  ---------   ----------      -----------    -------------  -----------

BALANCE AT DECEMBER 31, 2000                      1,000,000    $   1,000      $    38,828    $   (39,658)   $      170
----------------------------                      =========    =========      ===========    ============   ===========





                 See accompanying notes to financial statements.

                                           EINSURE NETWORKS CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS


                                                                                                For The Period From
                                                                                                 November 25, 1998
                                                  For the Year Ended    For the Year Ended        (Inception) To
                                                  December 31, 2000      December 31, 1999      December 31, 2000
                                                  ------------------    ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $        (30,080)     $           (9,578)     $           39,658)
   Adjustments to reconcile net loss to net
    cash used in operating activities:                        -                       -                       -
                                                  ------------------    ------------------      -------------------

       Net Cash Used In Operating Activities               (30,080)                 (9,578)                (39,658)
                                                  ------------------    ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     -                      1,000                   1,000
   Loan payable - stockholder                               29,900                   8,928                  38,828
                                                  ------------------    ------------------      -------------------

       Net Cash Provided By Financing Activities            29,900                   9,928                  39,828
                                                  ------------------    ------------------      -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (180)                    350                     170

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                350                    -                       -
                                                  ------------------    ------------------      -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $            170      $              350      $              170
-----------------------------------------         ==================    ==================      ===================

NON-CASH FINANCING ACTIVITIES
-----------------------------
Conversion of loan payable - stockholder into
  additional paid-in capital                                                                    $           38,828
                                                                                                ===================





                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A) Organization and Business Operations

          Einsure Networks Corporation (a development stage company) ("the Company") was incorporated in Delaware on November 25, 1998 to engage in an internet-based business. At December 31, 2000, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B) Use of Estimates
          --------------------
          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (C) Cash and Cash Equivalents
          -----------------------------
          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (D) Income Taxes
          ----------------
          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2000. At December 31, 2000, the Company has a potential deferred tax asset of approximately $13,500, which has been fully reserved, arising from net operating losses aggregating $39,700.

          (E) Loss Per Share
          ------------------
          Net loss per common share for the year ended December 31, 2000 and 1999 and for the period from November 25, 1998 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000 and 1999.

NOTE 2 - STOCKHOLDERS' EQUITY

          (A) Preferred Stock
          -------------------
          The Company is authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of December 31, 2000 and 1999.

          (B) Common Stock
          ----------------
          The Company is authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 900,000 and 100,000 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

          The Company's Board of Directors authorized the conversion of a $38,828 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 3 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $39,658 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

     Signature                          Title               Date

/s/ George A. Todt           Director, Chief Executive     August 20, 2001
                             Officer, Secretary


/s/ James F. Walters         Chief Financial Officer       August 20, 2001