Form 10QSB
period 2001-03-31
EINSURE NETWORKS CORP
filed 2001-08-24
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                 [ ] Transition  report under  section 13 or 15(d) of
                              the Exchange Act.

                         COMMISSION FILE NUMBER 0-27995

                          EINSURE NETWORKS CORPORATION
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4714549
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

               29160 Heathercliff Road, Suite 300, Malibu, CA  90265
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 457-8167
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES       NO  X
                             ---      ---

     As of May 31, 2001, there were 1,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          EINSURE NETWORKS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                       PAGE NUMBER
        PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           BALANCE SHEET AS OF MARCH 31, 2001                             2

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED MARCH 31, 2001 and 2000 AND FOR THE PERIOD FROM
           NOVEMBER 25, 1998 (INCEPTION) TO MARCH 31, 2001                3

           STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
           ENDED MARCH 31, 2001 AND 2000 AND FOR THE PERIOD
           FROM  NOVEMBER 25, 1998 (INCEPTION) TO MARCH 31, 2001          4

           NOTES TO FINANCIAL STATEMENTS                                  5-7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8

        PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        8

         Item 2. Change in Securities and Use of Proceeds                 8

         Item 3. Defaults Upon Senior Securities                          8

         Item 4. Submission of Matters to a Vote of Security Holders      8

         Item 5. Other Information                                        8

         Item 6. Exhibits and Reports filed on Form 8-K                   9

                        Signatures                                       10

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                             March 31,
                                                                2001
                                                            (Unaudited)
                                                           --------------
                                     ASSETS

Cash                                                     $          125
                                                           --------------

TOTAL ASSETS                                             $          125
------------                                               ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                           -
                                                           --------------

   TOTAL LIABILITIES                                                  -
                                                           --------------

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value,
   100,000 shares authorized
   none issued and outstanding                                        -
  Common stock, $.001 par value,
   10,000,000 shares authorized
   1,000,000 issued and outstanding                               1,000
  Additional paid-in capital                                     45,628
  Accumulated deficit during
  development stage                                             (46,503)
                                                           --------------

   TOTAL STOCKHOLDERS' EQUITY                                       125
                                                           --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                  $          125
 -------                                                  ==============


          See accompanying notes to financial statements.


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                 For The Period From
                                                                                  November 25, 1998
                                             For the Three Months Ended             (Inception) to
                                         March 31, 2001       March 31, 2000        March 31, 2001
                                      ------------------    ------------------    ------------------
INCOME                                $               -     $               -     $            -
                                      ------------------    ------------------    ----------------
EXPENSES
   Accounting fees                                1,500                 2,000              9,000
   Bank charges                                      45                    45                345
   Consulting fees                                    -                     -                388
   Legal fees                                     2,500                 3,000             20,500
   Licenses, fees and permits                         -                     -                362
   Office Supplies                                  600                   750              4,508
   Rent                                           2,200                 2,400             11,400
                                      ------------------    ------------------    ----------------

NET LOSS                              $         ( 6,845)    $          (8,195)    $      (46,503)
--------                              ==================    ==================    ================

NET LOSS PER SHARE BASIC AND DILUTED  $           (0.01)    $           (0.01)    $        (0.06)
                                      ==================    ==================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD
  BASIC AND DILUTED                           1,000,000             1,000,000            843,823
                                      ==================    ==================     ===============





                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              For The Period From
                                                                                               November 25, 1998
                                                           For the three months ended           (Inception) to
                                                     March 31, 2001        March 31, 2000       March 31, 2001
                                                  ------------------    ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $         (6,845)     $         (8,195)     $       (46,503)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Contribution of expenses by a stockholder                6,800                     -                6,800
                                                  ------------------    ------------------    -----------------

      Net Cash Used In Operating Activities                    (45)               (8,195)             (39,703)
                                                  ------------------    ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       -                      -                1,000
   Loan payable - stockholder                                                      8,150               38,828
                                                  ------------------    ------------------    -----------------

      Net Cash Provided By Financing Activities                 -                  8,150               39,828
                                                  -----------------    ------------------     ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (45)                  (45)                 125

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                170                   350                    -
                                                  ------------------    ------------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $            125      $            305      $           125
-----------------------------------------         ==================    ==================    =================

NON-CASH FINANCING ACTIVITIES:
------------------------------

Conversion of loan payable - stockholder
     into additional paid-in capital                                                          $        38,828
                                                                                              =================


          See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  Organization and Business Operations

      eInsure Networks Corporation (a development stage company) ("the Company") was incorporated in Delaware on November 25, 1998 to engage in an internet-based business. At March 31, 2001, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

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

          It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          (E) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the quarter ended March 31, 2001.

          (F) Loss Per Share

          Net loss per common share for the three months ended March 31, 2001 and for the period from November 25, 1998 (inception) to March 31, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2001.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001


NOTE  2 - STOCKHOLDERS' EQUITY

          (A) Preferred Stock
          -------------------
          The Company is authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of March 31, 2001.

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


NOTE 3 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $46,503 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (November 25, 1998) through March 31, 2001, during the Company's development stage, the Company has a positive cash balance of $125.00, and has generated a net loss of $46,503.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 1,000,000 shares of Common Stock for net proceeds of $1,000 and the contribution to additional paid-in capital of a loan payable of $38,828 from a stockholder. Operating costs for the quarter ended March 31, 2001 were paid by a stockholder and treated as a contribution to additional paid-in capital. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination.

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.


PART II   OTHER INFORMATION

Item 1. Legal Proceedings

                  None


Item 2. Change in Securities and Use of Proceeds

                  None


Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  Not applicable


Item 5. Other Information

                  None


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


August 24, 2001                         By:    /s/ James P. Walters
---------------                         --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)