Form 10QSB
period 2001-06-30
EINSURE NETWORKS CORP
filed 2001-08-28
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     As of June 30, 2001, there were 2,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          EINSURE NETWORKS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                    PAGE NUMBER
        PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           BALANCE SHEET AS OF JUNE 30, 2001                             2

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED JUNE 30, 2001 and 2000                                  3

           STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
           JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM
           NOVEMBER 25, 1998 (INCEPTION) TO JUNE 30, 2001                4

           STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
           ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD
           FROM  NOVEMBER 25, 1998 (INCEPTION) TO JUNE 30, 2001          5

           NOTES TO FINANCIAL STATEMENTS                                 6-8

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9

        PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        9

         Item 2. Change in Securities and Use of Proceeds                 9

         Item 3. Defaults Upon Senior Securities                          9

         Item 4. Submission of Matters to a Vote of Security Holders      9

         Item 5. Other Information                                        9

         Item 6. Exhibits and Reports filed on Form 8-K                  10

                        Signatures                                       11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                              June 30,
                                                                2001
                                                            (Unaudited)
                                                           --------------
                                     ASSETS

Cash                                                     $           80
                                                           --------------

TOTAL ASSETS                                             $           80
------------                                               ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                           -
                                                           --------------

   TOTAL LIABILITIES                                                  -
                                                           --------------

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value,
   100,000 shares authorized
   none issued and outstanding                                        -
  Common stock, $.001 par value,
   10,000,000 shares authorized
   2,000,000 issued and outstanding                               2,000
  Additional paid-in capital                                     51,428
  Accumulated deficit during
  development stage                                             (53,348)
                                                           --------------

   TOTAL STOCKHOLDERS' EQUITY                                        80
                                                           --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                  $           80
-------                                                   ==============


          See accompanying notes to financial statements.


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                             For the Three Months Ended
                                         June 30, 2001       June 30, 2000
                                      ------------------    ------------------
INCOME                                $               -     $               -
                                      ------------------    ------------------
EXPENSES
   Accounting fees                                1,500                 2,000
   Bank charges                                      45                    45
   Consulting fees                                    -                     -
   Legal fees                                     2,500                 3,000
   Licenses, fees and permits                         -                     -
   Office Supplies                                  600                   750
   Rent                                           2,200                 2,400
                                      ------------------    ------------------

NET LOSS                              $         ( 6,845)    $          (8,195)
--------                              ==================    ==================

NET LOSS PER SHARE BASIC AND DILUTED  $           (0.00)    $           (0.00)
                                      ==================    ==================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD
  BASIC AND DILUTED                           2,000,000             2,000,000
                                      ==================    ==================





                 See accompanying notes to financial statements.


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                 For The Period From
                                                                                  November 25, 1998
                                             For the Six Months Ended              (Inception) to
                                         June 30, 2001       June 30, 2000         June 30, 2001
                                      ------------------    ------------------    ------------------
INCOME                                $               -     $               -     $            -
                                      ------------------    ------------------    ----------------
EXPENSES
   Accounting fees                                3,000                 4,000              10,500
   Bank charges                                      90                    90                390
   Consulting fees                                    -                     -                388
   Legal fees                                     5,000                 6,000             23,000
   Licenses, fees and permits                         -                     -                362
   Office Supplies                                1,200                 1,500              5,108
   Rent                                           4,400                 4,800             13,600
                                      ------------------    ------------------    ----------------

NET LOSS                              $         (13,690)    $         (16,390)    $      (53,348)
--------                              ==================    ==================    ================

NET LOSS PER SHARE BASIC AND DILUTED  $           (0.01)    $           (0.01)    $        (0.03)
                                      ==================    ==================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD
  BASIC AND DILUTED                           2,000,000             2,000,000          1,717,597
                                      ==================    ==================     ===============




                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              For The Period From
                                                                                               November 25, 1998
                                                           For the Six Months Ended           (Inception) to
                                                     June 30, 2001        June 30, 2000        June 30, 2001
                                                  ------------------    ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $        (13,690)     $        (16,390)     $       (53,348)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Contribution of expenses by a stockholder               13,600                     -               13,600
                                                  ------------------    ------------------    -----------------

      Net Cash Used In Operating Activities                    (90)              (16,390)             (39,748)
                                                  ------------------    ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       -                      -                1,000
   Loan payable - stockholder                                                     16,300               38,828
                                                  ------------------    ------------------    -----------------

      Net Cash Provided By Financing Activities                 -                 16,300               39,828
                                                  -----------------    ------------------     ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (90)                  (90)                  80

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                170                   350                    -
                                                  ------------------    ------------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $             80      $            260      $            80
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

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  Organization and Business Operations

          eInsure Networks Corporation (a development stage company) ("the Company") was incorporated in Delaware on November 25, 1998 to engage in an internet-based business. At June 30, 2001, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

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

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001

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

          (E) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the quarter ended June 30, 2001.

          (F) Loss Per Share

          Net loss per common share for the three and six months ended June 30, 2001 and 2000 and for the period from November 25, 1998 (inception) to June 30, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2001.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001


NOTE  2 - STOCKHOLDERS' EQUITY

          (A) Preferred Stock
          -------------------
          The Company is authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of June 30, 2001.

          (B) Common Stock
          ----------------
          The Company is authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 1,800,000 and 200,000 shares (post-split) to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

          On June 15, 2001, by action of the board of directors, the Company effected a 2:1 stock split. These financial statements and notes give effect to this change.

          The Company's Board of Directors authorized the conversion of a $38,828 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital.


NOTE 3 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $53,348 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          In the quarter ending June 30, 2000 the Company entered into negotiations to acquire an operating company. As of June 30, 2001, negotiations were continuing. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (November 25, 1998) through June 30, 2001, during the Company's development stage, the Company has a positive cash balance of $80.00, and has generated a net loss of $53,348.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 1,000,000 shares of Common Stock for net proceeds of $1,000 and the contribution to additional paid-in capital of a loan payable of $38,828 from a stockholder. Operating costs for the quarter ended June 30, 2001 were paid by a stockholder and treated as a contribution to additional paid-in capital.

     The Company expects to fund its immediate needs through private placements of its securities and has entered into negotiations for a suitable business combination.


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


August 28, 2001                         By:    /s/ James P. Walters
---------------                         --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)