Form 10QSB
period 2001-09-30
EINSURE NETWORKS CORP
filed 2002-01-24
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                 [  ] Transition report under section 13 or 15(d) of
                              the Exchange Act.

                         COMMISSION FILE NUMBER 0-27995

                          TRANS-CENTURY RESOURCES, INC.
                       (fka EINSURE NETWORKS CORPORATION)
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

          8140 N. Mo-Pac, Westpark III, Suite 200, Austin, Texas 78759
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (512) 345-0280
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)


                          EINSURE NETWORKS CORPORATION
              29160 Heathercliff Road, Suite 300, Malibu, CA 90265
              -----------------------------------------------------
             (FORMER NAME AND ADDRESS, IF CHANGED SINCE LAST REPORT)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES X    NO
                             ---      ---

     As of September 30, 2001, there were 2,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          EINSURE NETWORKS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                    PAGE NUMBER
        PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           BALANCE SHEET AS OF SEPTEMBER 30, 2001                         2

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED SEPTEMBER 30, 2001 and 2000                              3

           STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
           SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM
           SEPTEMBER 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2001           4

           STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
           ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD
           FROM  SEPTEMBER 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2001     5

           NOTES TO FINANCIAL STATEMENTS                                  6-9

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10

        PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       10

         Item 2. Change in Securities and Use of Proceeds                10

         Item 3. Defaults Upon Senior Securities                         10

         Item 4. Submission of Matters to a Vote of Security Holders     11

         Item 5. Other Information                                       11

         Item 6. Exhibits and Reports filed on Form 8-K                  11

                        Signatures                                       12

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                              September 30,
                                                                2001
                                                            (Unaudited)
                                                           --------------
                                     ASSETS

Cash                                                     $           -
                                                           --------------

TOTAL ASSETS                                             $           -
------------                                               ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                           -
                                                           --------------

   TOTAL LIABILITIES                                                  -
                                                           --------------

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value,
   8,000,000 shares authorized
   none issued and outstanding                                        -
  Common stock, $.001 par value,
   100,000,000 shares authorized
   2,000,000 issued and outstanding                               2,000
  Additional paid-in capital                                     58,228
  Accumulated deficit during
  development stage                                             (60,228)
                                                           --------------

   TOTAL STOCKHOLDERS' EQUITY                                        -
                                                           --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                  $           -
-------                                                   ==============


          See accompanying notes to financial statements.


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                             For the Three Months Ended
                                      September 30, 2001    September 30, 2000
                                      ------------------    ------------------
INCOME                                $               -     $               -
                                      ------------------    ------------------
EXPENSES
   Accounting fees                                1,500                 1,500
   Bank charges                                      80                    45
   Consulting fees                                    -                     -
   Legal fees                                     2,500                 2,500
   Licenses, fees and permits                         -                     -
   Office Supplies                                  600                   600
   Rent                                           2,200                 2,200
                                      ------------------    ------------------

NET LOSS                              $         ( 6,880)    $          (6,845)
--------                              ==================    ==================

NET LOSS PER SHARE BASIC AND DILUTED  $           (0.00)    $           (0.00)
                                      ==================    ==================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD
  BASIC AND DILUTED                           2,000,000             2,000,000
                                      ==================    ==================





                 See accompanying notes to financial statements.


                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                 For the Period From
                                                                                  September 18, 1998
                                             For the Nine Months Ended             (Inception) to
                                      September 30, 2001    September 30, 2000    September 30, 2001
                                      ------------------    ------------------    ------------------
INCOME                                $               -     $               -     $            -
                                      ------------------    ------------------    ----------------
EXPENSES
   Accounting fees                                4,500                 5,500              12,000
   Bank charges                                     170                   135                470
   Consulting fees                                    -                     -                388
   Legal fees                                     7,5000                8,500             25,500
   Licenses, fees and permits                         -                     -                362
   Office Supplies                                1,800                 2,100              5,708
   Rent                                           6,600                 7,000             15,800
                                      ------------------    ------------------    ----------------

NET LOSS                              $         (20,570)    $         (23,235)    $      (60,228)
--------                              ==================    ==================    ================

NET LOSS PER SHARE BASIC AND DILUTED  $           (0.01)    $           (0.01)    $        (0.03)
                                      ==================    ==================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING DURING THE PERIOD
  BASIC AND DILUTED                           2,000,000             2,000,000          1,742,555
                                      ==================    ==================     ===============




                 See accompanying notes to financial statements.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              For The Period From
                                                                                               September 18, 1998
                                                           For the Nine Months Ended            (Inception) to
                                                  September 30, 2001    September 30, 2000   September 30, 2001
                                                  ------------------    ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $        (20,570)     $        (23,235)     $       (60,228)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Contribution of expenses by a stockholder               20,400                     -               20,400
                                                  ------------------    ------------------    -----------------

      Net Cash Used In Operating Activities                   (170)              (23,235)             (39,828)
                                                  ------------------    ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       -                      -                1,000
   Loan payable - stockholder                                                     16,300               38,828
                                                  ------------------    ------------------    -----------------

      Net Cash Provided By Financing Activities                 -                 23,100               39,828
                                                  -----------------    ------------------     ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (170)                 (135)                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                170                   350                    -
                                                  ------------------    ------------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $             -       $            215      $             -
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

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  Organization and Business Operations

          eInsure Networks Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 18, 1998, to engage in an internet-based business. At September 30, 2001, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising, and business plan development.

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

          It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 2001

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

          (E) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the quarter ended September 30, 2001.

          (F) Loss Per Share

          Net loss per common share for the three and nine months ended September 30, 2001 and 2000 and for the period from September 18, 1998 (inception) to September 30, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2001.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 2001

NOTE  2 - STOCKHOLDERS' EQUITY

          On  August  28,  2001  the  Company  filed  an  amended  and  restated
          certificate of incorporation with the State of Delaware which increased the authorized capital stock to 108,000,000 shares as described below.

          (A) Preferred Stock
          -------------------
          The Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of September 30, 2001.

          (B) Common Stock
          ----------------
          The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company issued 1,800,000 and 200,000 shares (post-split) to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

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


NOTE 3 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $60,228 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          During the quarter ended September 2001 the Company was in negotiations to acquire an operating company. As of September 30, 2001, negotiations were continuing. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                          EINSURE NETWORKS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF SEPTEMBER 30, 2001


NOTE 4 - SUBSEQUENT EVENTS

          In November 2001, the Company entered into a merger agreement with an operating company (the "Acquiree") in which eInsure Networks Corporation is the surviving corporation. The Company will acquire 100% of the issued and outstanding stock of the Acquiree totaling 1,200 shares to be converted to 12,000,000 shares of $.001 par value common stock of the Company, which represents approximately 85.7% of the Company's common stock immediately after the conversion. The transaction closed on November 19, 2001. Concurrent with the merger, the Company changed its name to Trans-Century Resources, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (September 18, 1998) through September 30, 2001, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of $60,228.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 1,000,000 shares of Common Stock for net proceeds of $1,000 and the contribution to additional paid-in capital of a loan payable of $38,828 from a stockholder. Operating costs for the quarter ended September 30, 2001 were paid by a stockholder and treated as a contribution to additional paid-in capital.

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

                  None


Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  Not applicable


Item 5. Other Information

Effective November 19, 2001, the Company consummated a merger agreement with Trans-Century Resources, Inc., a Texas corporation (TC/Tex), and the stockholders of TC/Tex. Pursuant to the terms of the Merger Agreement and Agreement and Plan of Merger of TC/Tex into eInsure Networks Corporation, and subject to the conditions set forth therein (including approval of the transactions by the stockholders) the stockholders of TC/Tex converted all the issued and outstanding shares of TC/Tex into 12,000,000 shares of eInsure Networks Corporation, the surviving corporation. Simultaneously with the merger the Company changed its name to Trans-Century Resources, Inc.

Upon completion of the Merger, there were 14,000,000 shares of common stock issued and outstanding, held as follows: 12,000,000 common shares held by the shareholders of TC/Tex, and 2,000,000 common shares held by the existing stockholders of eInsure.

The Company will file a comprehensive current report on Form 8-K to report the change in control and the business of the Company and financials for the acquired assets.


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

                                TRANS-CENTURY RESOURCES, INC.
                                 ----------------------------
                                        Registrant


January 24, 2002                By:    Stephen L. Cobb
---------------                     --------------------------------
                                       Stephen L. Cobb, CPA
                                       Chief Financial Officer