Form 10KSB
period 2001-12-31
TRANS CENTURY RESOURCES INC
filed 2002-05-22
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 for the fiscal year ended DECEMBER 31, 2001

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
      ______________

                        Commission file number: 000-27995

                          TRANS-CENTURY RESOURCES, INC.
                 (Name of small business issuer in its charter)

               Delaware                               95-4714549
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                            8140 N. Mopac Expressway
                             Westpark III, Suite 200
                               Austin, Texas 78759
                    (Address of principal executive offices)

                    Issuer's telephone number (512) 345-0280

                                ----------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Revenues of issuer for fiscal year ended December 31, 2001 are $727,300.

There is no trading market for the registrant's Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant on May 15, 2002 was $0.00.

As of May 15, 2002 the registrant had 14,000,000 shares of Common Stock, $.001 par value, outstanding.

No documents are incorporated by reference.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                   TABLE OF CONTENTS - 2001 FORM 10-KSB REPORT

                                                                        Page
                                                                       Number
                                                                     ----------
                                     PART I

Item   1.      Business.................................................. 3

Item   2.      Properties................................................ 9

Item   3.      Legal Proceedings......................................... 9

Item   4.      Submission of Matters to a Vote of Security Holders....... 9

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Shareholder Matters.......................................10

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................10

Item   7.      Financial Statements......................................12

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................12

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act.......................................12

Item  10.      Executive Compensation....................................15

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management............................................16

Item  12.      Certain Relationships and Related Transactions............17

Item  13.      Exhibits and Reports on Form 8-K..........................18

Signatures  .............................................................20

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT.


On December 22, 1994, an entity which had been conducting business since 1982 as Trans-Century Resources was organized into a limited partnership, TCO Trans-Century, Ltd.


Effective October 31, 2001, all right, title and interest in the limited partnership was transferred to Trans-Century Resources, Inc., a Texas corporation (T-C Texas), in exchange for shares of no-par common stock of T-C Texas. At the date of transfer, the limited partnership's assets included a wholly owned company, Community Health Risk Corporation (CHRC), acquired earlier in 2001 from a group including a director and shareholder. CHRC was inactive and there was no activity in 2001.


In addition, an individual transferred assets of NuHealth Employee Assistance Program to T-C Texas in exchange for shares of no-par common stock of T-C Texas.


Effective November 19, 2001, eInsure Networks Corporation consummated a Merger Agreement with T-C Texas. Under the Merger Agreement the shareholders of T-C Texas exchanged their shares of common stock for common stock of eInsure. Before the merger, eInsure was a development stage corporation with no operations. Concurrent with the merger, eInsure changed its name to Trans-Century Resources, Inc.

GENERAL.

Since 1982, Trans-Century Resources and its Texas predecessors have provided managed health care consulting services to approximately 100 clients in twelve states. These clients have consisted primarily of hospitals and physician groups ("Providers") in non-urban markets. Services to clients have included consultation about and negotiation of managed care contracts on behalf of Providers with third party insurance entities ("Payers") and the identification and implementation of revenue enhancement and/or cost savings programs for Provider clients. Examples of Provider programs include Provider-sponsored HMOs and employer-funded insurance programs for Providers. The Company is currently providing services to approximately a dozen clients in three states.

During the years Trans-Century Resources has been in operation, the following significant trends have developed:

     o Governmental Payers such as Medicare and Medicaid have reallocated, and in many instances reduced, the amounts paid to Providers for healthcare services.

     o Providers are attempting to minimize the impact of the reductions on their earnings by increasing payments received from commercial health insurance, i.e., non-governmental, Payers and other sources.

     o The benefits of specific medical services and pharmaceuticals are being aggressively marketed directly to the public, which is demanding access to such benefits.

For these and other reasons, commercial health insurance Payers are incurring significant, ongoing increases in their costs. Purchasers of commercial health insurance products are being charged for the increases, in the form of higher premiums.

Employers, who purchase the majority of commercial health insurance sold, have been significantly impacted by these premium increases. Insurance premiums associated with employees' individual coverage have routinely been paid by employers, as an employee benefit. However, employees are increasingly being required to pay some portion of the premium associated with their dependents' coverage. In addition, their individual benefits are often being reduced, in an effort to reduce the premium increases being charged to their employers.

Managed care delivery models such as HMOs have been developed in the search for a solution which limits premium increases and maintains a core level of benefits. These models have met with limited success, due to employees' resentment over restricted access including required use of specified network Providers, employers' concerns about potential liabilities associated with the restricted access, Providers' resentment over reduced reimbursement levels and increased administrative burdens, etc.

Proposals presented for healthcare reform include a governmental "single payer" solution, managed competition models, and pure private sector solutions. A number of groups have advocated private, market-driven solutions for healthcare in America, based upon input received from the various stakeholders in the healthcare system. One such group, the Wye River Group on Healthcare, has enjoyed broad participation and sponsorship from many individuals and organizations: employers such as Wal-Mart, Sears, TRW, Dow Chemical, Acme Brick, Justin Industries, Emerson, Materials Transport, Honeywell, PepsiCo, and IBM; technology and Internet companies, such as Healtheon, Definity Health, Lumenos and Intel; pharmaceutical manufacturers such as Schering Plough, Orthobiotech, and Eli Lily; insurers, including Blue Cross plans and Value Options; provider groups such as Mayo Foundation and Walter Reed; professional and trade associations including American Hospital Association, National Pharmaceutical Council, US Chamber of Commerce, and American Medical Group Association; and other organizations such as American Cancer Society, National Chamber Foundation, PricewaterhouseCoopers, Pareto Institute, Marsh, Texas Department of Health & Human Services, Patient Safety Institute, National Center for Policy Analysis and the Progressive Policy Institute.

One private, market-driven solution proposed by these groups is designed around community-based partnerships, embracing public-private collaboration to establish the accountability, standard setting, and safety net features critical to a true system of healthcare.

Trans-Century Resources has been formed to implement such a solution. After receiving numerous queries from clients regarding alternatives to the managed care solutions currently available in their markets, the Company invested approximately $1 million in conducting a two year investigation of the many diverse options available. Using a framework similar to that proposed by other advocates of community-based partnerships, Trans-Century Resources has designed a program for regional insured group health plans, the Trans-Century Health Plans concept. This concept appears to best address the concerns of the Company's clients and the needs of their communities.

Acknowledging the need for the endorsement and active participation of the Provider community, collaboration with employers, government, and other healthcare stakeholders at the community level, increased participation and responsibility of employees and other insureds, and a commercial health insurance company component to provide the products needed for the Company's solutions, Trans-Century Resources envisions the following infrastructure for its regional insured group health plans:

o The Trans-Century Health Plans themselves, to offer:
     o market-specific health insurance plan designs encouraging preventive care,

     o reinsurance (or stop-loss insurance) for employer-funded plans, and

     o complementary life insurance, dental insurance and vision insurance products.

o Community Health-Risk Corporation, a captive insurance company, to share the financial risk of the Trans-Century Health Plans along with unrelated, recognized issuing carriers and major reinsurance companies. Community Health-Risk Corporation is an insurance company organized in 2000 under the laws of the Territory of the British Virgin Islands.

o The Trans-Century Provider Networks, to provide hospital, physician, and other health care professional services including specialty referrals to major referral centers to the Trans-Century Health Plans at discounted rates.

o NuHealth EAP, an employee assistance program, to provide a formal plan and resource to help individuals resolve personal problems/issues, through professional counseling or referral to a qualified specialty professional resource. (The U.S. Department of Labor has estimated that benefits ranging from $5 to $16 are realized for every dollar invested in an EAP program.)

o Ongoing administrative consulting by Trans-Century Resources, to provide revenue enhancement and cost savings opportunities to its clients and the local community that are complementary to and supportive of the Trans-Century Health Plans concept.

A portion of the infrastructure, Community Health-Risk Corporation and NuHealth EAP, has already been established by the Company. Components necessary to complete the infrastructure and offer the Trans-Century Health Plans include obtaining the working capital needed to fund insurance reserves for Community Health-Risk Corporation and interim operating expenses, contracting with recognized insurance companies to act as issuing carriers and reinsurance partners, and developing formal Trans-Century Provider Networks.

The projected market regions for the Trans-Century Health Plans will be non-urban population centers of 100,000 to 300,000 with sufficient local hospital and physician representation to support a preferred provider network (i.e., a Trans-Century Provider Network). Typically these will be communities with only one or two hospitals. The Company will commence the offering of Trans-Century Health Plan products in various communities in the state of Texas. After launching health plan products in Texas and Utah, Trans-Century Resources expects to expand its offering of these products to non-urban communities in other states.

Over the last 24 months, contingent agreements have been developed with a number of clients who are committed to the start-up of a health plan within their region as soon as the funding and participation agreements can be finalized. The financial projections suggest that these clients will be able to produce a sufficient enrollment for the business to maintain a positive cash flow by the end of the first full year of operations.

COMPETITION.

The industry of managed health care and health insurance is highly competitive. Trans-Century Resources will compete with other managed health care plans and insurance carriers through policyholder service, price, product design, and sales efforts. While there are many other companies competing with the Company, no individual company dominates any of the proposed markets. There are expected to be two or more competing players in every market targeted by the Company for health plan offerings. In most markets Blue Cross will have some business client accounts, and it is usual that at least one other national health insurance vendor will maintain some accounts.

Trans-Century Resources believes that, to survive, the national insurance vendors must concentrate on the population of major metropolitan areas. As a result, they cannot provide flexibility, responsiveness, or do adequate underwriting evaluations for the businesses that need employee health insurance coverage in non-urban centers. The Trans-Century Health Plans will be distinguished by specific adaptation to each region. The Company has a history of assisting physicians and hospitals with managed health care issues. Those experiences, combined with its existing contacts and knowledge, provide Trans-Century Resources with an advantage working with the providers in each location. The providers are critical components to effective cost control and medical utilization management.

GOVERNMENT REGULATIONS.

         State Regulation.

The Trans-Century Health Plans and the products offered under these plans will be subject to state regulations applicable to the provision of managed health care services and the sale of traditional health indemnity insurance. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. They are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time.

         Regulatory Compliance by Our Issuing Carrier.

The insurance company partner selected as an issuing carrier by Trans-Century Resources will be licensed and authorized to do business in each of the states in which Trans-Century Health Plan insurance products are marketed. Thus, the issuing carrier will be the name under which each of the health benefit plans are filed with the respective state boards of insurance. The issuing carrier will be responsible for insuring that the Trans-Century Health Plans and the products offered under the Trans-Century Health Plans are in compliance with the regulatory and financial requirements of each state.

         Regulation of Captive Insurance Company.

The Company's wholly-owned subsidiary, Community Health-Risk Corporation, was incorporated and exists under the International Business Companies Act of the British Virgin Islands. As an International Business Company, it is exempt from British Virgin Islands income tax and stamp duties, but is required to maintain a registered office and appoint a registered agent in the British Virgin Islands.

The licensure of Community Health-Risk Corporation to carry on long-term insurance business in the British Virgin Islands makes it subject to the British Virgin Islands Insurance Act of 1994 and the British Virgin Islands Insurance Regulations of 1995. These laws impose various regulatory requirements, including the requirement to appoint an authorized resident insurance manager and maintain a principal office in the British Virgin Islands, have at least two directors who must be individuals, submit details about its owners, directors, officers and professional advisors, maintain books and records at the principal office in the British Virgin Islands and provide annual audited financial statements. Community Health-Risk Corporation is required to have minimum fully paid up capital of $200,000. The regulations also require a minimum solvency margin of $250,000. As a carrier of long-term business, Community Health-Risk Corporation is required to appoint an actuary approved by the British Virgin Islands Commissioner of Insurance and arrange for periodic actuarial valuations of its assets and liabilities. It is also required to seek an actuarial certification of the margin of solvency before declaring any dividend, redeeming debentures or preference shares or reducing issued share capital. Any transfer of long-term business or voluntary winding up of business must be approved by a British Virgin Islands court.

         Recent Texas Legislation.

In 1997, the Texas legislature adopted Senate Bill 386 which, among other things, purports to make managed care organizations (MCOs) such as the Trans-Century Health Plans liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in the legislation). The legislation was effective as of September 1, 1997. In September 1998, the United States District Court for the Southern District of Texas ruled, in part, that the MCO liability provisions of Senate Bill 386 are not preempted by ERISA, which covers most employer-funded health plans. To the extent that this legislation (or similar legislation that may be subsequently adopted at the federal or state level) effectively expands the scope of liability of MCOs, such as the Trans-Century Health Plans, it may have a material adverse effect on the results of operations, financial condition and cash flows. Even if the Company is not held liable under any litigation, the existence of potential MCO liability may cause it to incur greater costs in defending the litigation.

         Future Health Care Reform.

A number of legislative proposals have been made at the federal and state levels over the past several years. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions or establish health plan liability in a manner similar to the Texas legislation discussed above. The United States Congress has recently considered a number of alternative health care reform measures that would, among other things, mandate external review of treatment denial decisions, provide for managed care liability and allow for collective bargaining by unaffiliated physicians groups. There have also been proposals made at the Federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by ERISA.

Trans-Century Resources is unable to evaluate what legislation may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on the Company's financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit its business.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

Trans-Century Resources does not own or license any patents, trademarks or service marks that are material to its business.

ENVIRONMENTAL MATTERS

Trans-Century Resources believes it is in material compliance with all relevant federal, state, and local environmental regulations, and does not expect to incur any significant costs to maintain compliance with the regulations in the foreseeable future.

EMPLOYEES

As of December 31, 2001, the Company employed a total of 12 persons on a full-time basis. Of these 12 employees, 3 are managerial, 8 are administrative and 1 is professional/clinical. In addition, five specialist consultants are used on a contracted, as-needed basis.


ITEM 2. PROPERTIES

Trans-Century Resources leases corporate offices in Austin, Texas under a noncancelable operating lease expiring October 2002, at the current annual rate of $80,663. The Company also leases office space in the Dallas/Fort Worth, Texas area under a lease expiring April 2002, at the current annual rate of $7,800.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation or pending litigation, nor is it aware of any suit or litigation that is threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Consent of Shareholders in Lieu of Annual Meeting dated effective November 1, 2001 signed by all of the shareholders, George Todt was elected as the sole director of eInsure Networks Corporation, the predecessor to Trans-Century Resources, to serve until his successor is chosen and qualified.

By Consent of Shareholders in Lieu of Special Meeting dated effective November 12, 2001 signed by all of the shareholders, the Agreement and Plan of Merger for merging Trans-Century Resources, Inc. the Texas corporation, with eInsure Networks Corporation was approved.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is presently no public trading market for the Company's common equity. As of May 15, 2002, there were 18 holders of record of the Company's common equity. The Company has not paid or declared cash dividends on its Common Stock since its inception, and does not expect to pay cash dividends in the foreseeable future.

          Recent Sales of Unregistered Securities

In April 1999, eInsure Networks Corporation, predecessor of the Company, issued unregistered securities to its initial shareholders resulting in the issuance and delivery of 100,000 shares of common stock to PageOne Business Productions, LLC and 900,000 shares of common stock to AppleTree Investment Company, Ltd. These securities were issued for aggregate consideration totaling $1,000 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for issuances of securities not involving any public offering.

On June 15, 2001, by action of the board of directors, the Company effected a 2:1 stock split increasing the issued shares to 200,000 shares held by PageOne Business Productions, LLC and 1,800,000 shares held by AppleTree Investment Company, Ltd.

Effective November 19, 2001, eInsure Networks Corporation consummated a Merger Agreement with Trans-Century Resources, Inc., a Texas corporation. Pursuant to the Merger Agreement, the seventeen shareholders of the Texas corporation exchanged all their shares into 12,000,000 unregistered shares of common stock of the Company.

The stock issued in connection with the merger was also issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances of securities not involving any public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trans-Century Resources and its predecessors have provided managed health care consulting services to hospital and physician group clients since 1982. Those services have traditionally included negotiating contracts with commercial health insurance companies on behalf of its clients, and assisting clients in developing managed care programs such as Provider-sponsored HMOs.

Based upon ongoing concerns expressed by clients regarding instability in their markets and in their relationships with commercial health insurance companies, the principals of Trans-Century Resources began intensive investigation in 1999 of existing and proposed healthcare financing and delivery models, in an effort to identify insurance and/or related solutions that would best address those concerns.

As discussed above under Item 1. Business - General, the Company identified a market-driven, collaborative effort among the various stakeholders in each community, including employers, physicians and hospitals, insurance companies, and community leaders, as providing the best model to satisfy specific and future community needs. The effort involved in identifying and preparing the framework needed for such a model, and its detailed components, affected the Company's financial position and results of operations in three ways.

First, Trans-Century Resources saw a significant decline in its revenue from traditional consulting services. Billable hours associated with consulting services decreased substantially as a result of the time spent by the Company's principals in creating the Trans-Century Health Plans concept.

Second, the need for an entity that could participate in insurance risk was recognized early in the process. In April 2000, a group including a shareholder of the Company established Community Health-Risk Corporation ("CHRC"), a captive insurance company domiciled in the British Virgin Islands. CHRC was invoiced by Trans-Century Resources for billable hours and out of pocket expenses associated with the development of the Trans-Century Health Plan concept until mid-2001, when the Company acquired the assets of CHRC for $30,000 and recognized goodwill of approximately $960,000. Due to the uncertainty associated with the Company's ability to recover these amounts from future operations, management deemed them to be impaired, and charged them against earnings in November 2001.

Third, substantial legal, accounting, and other costs have been incurred in connection with the Company's financing and infrastructure development efforts. These were partly offset by a decline in compensation expenses during 2001 as a result of the elimination of several positions.

As a result, the Company sustained a loss of approximately $1.4 million in 2001, and has a working capital deficiency of $148,526 and an accumulated deficit of $1,167,060 as of December 31, 2001. It expects to incur losses for the near future, but is in the process of developing additional revenue sources that will be both independent of and complementary to the development of the Trans-Century Health Plans. These sources include:

     o supporting a new supply-chain management initiative directly between a national distributor and existing healthcare Provider clients, principally hospitals, physician groups, and physician organizations;

     o coordinating the development of a specialty "Center of Excellence" focused on controlling costs through specific disease state management;

     o    assuming management of an existing physician organization;

     o providing access to third party entities offering receivables financing, Internet site development, hospital EPO, and payer contract compliance analysis; and

     o providing network and product development services to state governments in connection with various indigent and workers' compensation programs.

Trans-Century Resources does not currently have sufficient cash available to fund its operations, implement its business plan, and establish sufficient reserves for its captive insurance company. One of the Company's shareholders is presently funding its working capital requirements on an as needed basis; however, there is no assurance that this funding will be available indefinitely. Management believes that Trans-Century Resources will be successful in meeting its working capital needs from operations and from private financing until the proceeds of an anticipated public offering become available.

The Company believes that its existing resources, together with the estimated net proceeds from the anticipated public offering, will be sufficient to fund its operations for at least the next 12 months. However, if it expands more rapidly than currently anticipated, if its working capital needs exceed its current expectations or if it makes acquisitions and investments beyond its current expectations, Trans-Century Resources will need to raise additional capital from equity or debt sources. The Company cannot be sure that it will be able to obtain the additional financing to satisfy its working capital requirements or to implement its growth strategy on acceptable terms or at all. If this financing cannot be obtained, the Company may be forced to curtail the business expansion associated with the Trans-Century Health Plans concept, and may be unable to fund its ongoing operations.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of Trans-Century are as follows:

         Name           Age      Title
         ----           ---      -----
Mary W. Patterson       53       President and Chief Executive Officer; Director

D.L. Patterson (1)      64       Chairman of the Board of Directors; Secretary

Larry Stockman (1)      66       Director; President of NuHealth EAP Division

Mark Thomey             51       Vice President, Operations

Stephen L. Cobb         44       Chief Financial Officer; Vice President

James Walters (1)       48       Director

--------------------
(1)  Member of the Audit Committee

The principal occupations and business experience of the Company's directors, executive officers and key personnel for at least the last five years are as follows:

Mary W. Patterson, President and Chief Executive Officer; Director. Mrs. Patterson served as President, Chief Executive Officer, and a director of Trans-Century Resources, Inc. (the Texas corporation) before its merger with eInsure. Mrs. Patterson has been the principal of Trans-Century Resources, Inc. (the Texas corporation) and its predecessors since 1982, providing consulting and related services to health care providers. Mrs. Patterson has a Master's degree in Health Care Administration from Trinity University. Mrs. Patterson's term as a director expires in 2002.

D. L. Patterson, Chairman of the Board of Directors; Secretary. Mr. Patterson served as an officer and director of Trans-Century Resources, Inc. (the Texas corporation) before its merger with eInsure. Mr. Patterson holds a Master's degree in Hospital Administration from Duke University. Since 1990, Mr. Patterson has been involved in the ownership and operations of several privately held healthcare management organizations: Medical Venture Management, Inc.; Elmwood Care, Inc.; Southeastern Hospital Corporation; and Trans-Century Operations, Inc. Mr. Patterson's term as a director expires in 2002.

Larry Stockman, Ph.D., is a Director, and President of NuHealth EAP Division. Dr. Stockman has served as a consultant to Trans-Century Resources in prior years, and became a Director and Executive of the Company at the time of the merger. Dr. Stockman served as the EAP Director for BJC Healthcare, a large St. Louis based provider, before his affiliation with Trans-Century Resources. He has prior EAP operational experience with organizations such as American Healthcare Partners, Behavioral Health, Inc., and Human Affairs International. His early career included assignments in South America and the USA with Exxon Corporation. Dr. Stockman holds several advanced degrees. His term as a Director expires in 2002.

Mark D. Thomey, Vice President, Operations. Mr. Thomey served as executive vice-president of operations for Trans-Century Resources, Inc. (the Texas corporation) beginning in June 2001, before its merger with eInsure. Before joining Trans-Century Resources, Inc., Mr. Thomey served from February 1996 to May 2001 as Chief Executive Officer of Acadian Health Care Alliance, a PHO in Louisiana including fifteen hospitals and 800 physicians.

Stephen L. Cobb, CPA, Chief Financial Officer; Vice President. Mr. Cobb served as an independent managed care consultant before joining the Company. From 1999 through 2000, Mr. Cobb served as Executive Director and Chief Financial Officer of Prime Healthcare Management, LLC, a healthcare management company. Between 1997 and 1999, Mr. Cobb served as chief financial officer of PhyCor of West Houston, Inc., a physician practice management company. Between 1994 and 1996, he was director of business development/MSO operations for Brownwood Regional Medical Center. Before joining Brownwood Regional Medical Center, Mr. Cobb held positions with two of the Big Five accounting firms.

James Walters, Director. Mr. Walters served as an officer of eInsure and became a director following the merger transaction with Trans-Century Resources, Inc. (the Texas corporation). Mr. Walters is President of Kellogg & Andelson, Los Angeles' largest local privately owned accounting firm. Mr. Walters began his business career in 1976 as an accountant at Kellogg & Andelson. In 1980 he was elected partner and was promoted to Managing Partner in 1984. In 1995 Mr. Walters was elected Chairman of the Board and is currently responsible for the overall management of the 100-person firm. In addition to managing Kellogg & Andelson, he has assisted the firm's clients with the preparation for their initial public offerings, as well as with their acquisition and consolidation strategies. He has extensive experience in the planning, design, installation and review of financial management information systems. In addition, Mr. Walters has consulted with many middle-sized companies in several different industries. Mr. Walters has founded, owned and managed companies in commercial photography, corporate events, auto repair and concrete molding industries. Mr. Walter's term as a director expires 2002.

Officers serve at the discretion of the board of directors.


BOARD OF DIRECTORS

The bylaws permit the board of directors to fill any vacancy. A director appointed to fill a vacancy may serve until the next annual meeting of shareholders or until his or her successor has been elected. Mary W. Patterson and D. L. Patterson are wife and husband.


BOARD COMMITTEES

Audit Committee. The board of directors recently created an audit committee. The audit committee reviews and makes recommendations to the board of directors concerning various auditing and accounting matters, including the results and scope of audit and other services provided by our independent accountants. In addition, it evaluates audit and control functions. The audit committee currently consists of Messrs. Patterson, Stockman and Walters.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal years ended December 31, 2001 and 2000.

                                                      SUMMARY COMPENSATION TABLE

                                Annual Compensation                                   Long Term Compensation
                      -------------------------------------------------- --------------------------------------------------
                                                             Other        Restricted
                                                             Annual         Stock        Options      LTIP        All Other
Position               Year     Salary ($)    Bonuses($)  Compensation($)  Awards($)     SARs(#)    Payouts ($)  Compensation
---------              ----     ----------    ----------  --------------  -----------    -------    -----------  ------------
George Todt,           2001         0            0            0               0            0           0             0
President,             2000         0            0            0               0            0           0             0
eInsure Network

Mary Patterson         2001         0            0            0               0            0           0             0
President, Trans-      2000         0            0            0               0            0           0             0
 Century Resources

Larry Stockman         2001        $1,536        0            0               0            0           0             0
President, Trans-      2000         0            0            0               0            0           0             0
 Century Resources
 NuHealth EAP Division

Mark D. Thomey         2001       $46,154        0            0               0            0           0             0
Vice President,        2000         0            0            0               0            0           0             0
 Trans-Century
 Resources

Stephen L. Cobb        2001       $13,846        0            0               0            0           0             0
Chief Financial        2000         0            0            0               0            0           0             0
 Officer, Trans-
 Century Resources


DIRECTOR COMPENSATION

Directors currently do not receive any cash compensation from the Company for serving as a director, although directors are reimbursed for reasonable expenses, if any, of attendance at each regular or special meeting of the board.

EMPLOYMENT AGREEMENTS

Trans-Century Resources is a party to Employment Agreements with Mary Patterson, Larry Stockman, Mark D. Thomey, and Stephen L. Cobb. Each agreement is for an initial term commencing on the closing of the initial public offering by the Company and continuing through December 31, 2003. Each of the agreements may be extended by the parties for successive one-year terms. Under the agreements, Mrs. Patterson will receive a base salary of $150,000 per year, Mr. Stockman will receive a base salary of $135,000 per year, Mr. Thomey will receive a base salary of $135,000 per year, and Mr. Cobb will receive a base salary of $135,000 per year. Each of these officers is eligible to participate in all executive employee benefit plans and perquisites; is entitled to receive health and disability insurance commensurate with her or his position with Trans-Century Resources and life insurance in an amount of approximately 2.5 times the annual salary. If terminated without cause or upon resignation for good reason, each officer will be entitled to one year's base salary. If terminated upon a "change in control," which is deemed to have occurred when a person or affiliated group of people obtain 50% or more of the Company's voting securities or when a majority of the Company's board of directors are not elected as part of the management nominated slate, each officer will be entitled to two years' base salary.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 15, 2002 with respect to the beneficial ownership of the Company's outstanding common stock by each person who is the beneficial owner of more than 5% of its capital stock; each of its directors; each of its executive officers; and all of its directors and executive officers as a group.

To management's knowledge, except under applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock.

Title of    Name and                            Amount and         Percent of
Class       Address of                          Nature of          Class
            Beneficial                          Beneficial
            Owner                               Ownership
------------------------------------------------------------------------------
Common      Appletree Investment Company, Ltd.  779,000               5.56%
Stock       69 Athol Street                     Direct
            Douglas, Isle of Man 1M1 1JE

Common      Mary W. Patterson,                  6,500,000            46.43%
Stock       President, Chief Executive          Direct
            Officer and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      D. L. Patterson                      2,000,000            14.29%
Stock       Director                             Direct
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

(table continued on following page)

Title of    Name and                            Amount and         Percent of
Class       Address of                          Nature of          Class
            Beneficial                          Beneficial
            Owner                               Ownership
------------------------------------------------------------------------------
Common      Larry Stockman                       2,000,000            14.29%
Stock       NuHealth EAP Division                Direct
            President and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Mark D. Thomey                       450,000               3.21%
Stock       Vice President, Operations           Direct
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Stephen L. Cobb                      450,000               3.21%
Stock       Chief Financial Officer and          Direct
            Vice President
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      James Walters                        125,000                0.89%
Stock       Director                             Direct
            14724 Ventura Blvd., Second Floor
            Sherman Oaks, California 91403

Common      All directors and executive          11,025,000            82.32%
Stock       officers as a group                  Direct
            (6 persons)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mary Patterson, President, Chief Executive Officer, and a director of Trans-Century Resources and D. L. Patterson, Secretary and Chairman of the Board of Directors, are wife and husband.

Community Health-Risk Corporation, the captive insurance company, was formed in 2000 by Mr. Patterson and others, and sold to the Company in 2001 for $30,000 and recognized goodwill of approximately $960,000.

During the year ended December 31, 2001, Mr. Patterson and Mr. Stockman made unsecured advances to the Company. The advances are due January 1, 2004, and accrue interest at 9% annually. During 2001, the Company received advances totaling $513,000, and made payments of $-0-. In addition, the Company has an unsecured note payable to Mr. Patterson related to the purchase of Community Health-Risk Corporation in the amount of $30,000. The note is due January 1, 2004, bearing interest at the prime rate plus 1.75%. At December 31, 2001, amounts owed Mr. Patterson and Mr. Stockman were included in the consolidated balance sheet as due to officers and directors in the amount of $1,017,900, and accrued interest on the advances was $68,331. All of the shareholders of Trans-Century Resources, Inc. (the Texas Corporation) and of eInsure Networks Corporation, including the persons named in Item 11, were parties to the Merger Agreement and the merger transactions described in Item 1 and Item 5.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are contained on Pages F-1 through F-12:

           REPORT OF INDEPENDENT AUDITORS SPROUSE & ANDERSON L.L.P., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 11, 2002

           CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001

(a)  (2) Exhibits

     2.1 Merger Agreement dated as of November 12, 2001 by and among eInsure Networks Corporation ("eInsure"), T-C Texas and the holders of common stock of T-C Texas. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed February 22, 2002.)

                    Index.  Exhibits  and Schedules to Merger Agreement*

                    Exhibit A        Shareholders  of T-C Texas;
                    Exhibit B        Plan of  Merger;
                    Exhibit C        Form of Release;
                    Schedule 2.11    Financial Statements of T-C Texas;
                    Schedule 2.12    Changes of T-C Texas;
                    Schedule 2.17    Capitalization of T-C Texas;
                    Schedule 2.18    Agreements of T-C Texas;
                    Schedule 2.20    Real Estate of T-C Texas;
                    Schedule 3.5     Financial  Statements  of eInsure;
                    Schedule 3.6     Changes of eInsure;
                    Schedule 3.11    Periodic Reports of  eInsure;
                    Schedule 3.12    Capitalization  of  eInsure;
                    Schedule 3.13    Agreements  of eInsure;
                    Schedule 3.19    Corporate Records of eInsure.

              * Copies of the exhibits and schedules to the Merger Agreement will be provided to the Commission upon request.

     2.2 Agreement and Plan of Merger of Trans-Century Resources, Inc. into eInsure Networks Corporation. (Incorporated by reference to Exhibit
           2.2 to Form 8-K filed February 22, 2002.)

     3.1.1 Restated Certificate of Incorporation of eInsure Networks Corporation. (Incorporated by reference to Exhibit 3.1.1 to Form 8-K filed February 22, 2002.)

     3.1.2 Certificate of Merger of eInsure Networks Corporation and Trans-Century Resources, Inc. (Incorporated by reference to Exhibit
           3.1.2 to Form 8-K filed February 22, 2002.)

     16.1 Letter on change in certifying accountant. (Incorporated by reference to Exhibit 16.1 to Form 8-K filed February 22, 2002.)


(b)  Reports on Form 8-K

          Report on Form 8-K dated November 19, 2001

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareholders of
Trans-Century Resources, Inc.


We have audited the accompanying consolidated balance sheet of Trans-Century Resources, Inc. (the Company) as of December 31, 2001 and the related consolidated statements of operations, consolidated shareholders' equity, partners' capital and consolidated cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Trans-Century Resources, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13, the Company has a working capital deficiency of $148,526, an accumulated deficit of $1,167,060 and a net loss for the year ended December 31, 2001 of $1,433,723. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Note 13. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SPROUSE & ANDERSON, L.L.P.

April 11, 2002
Austin, Texas

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   252,509
  Accounts receivable, net                                             139,533
  Deposits and prepaid expenses                                          5,768
                                                                   -----------
      Total Current Assets                                             397,810

PROPERTY AND EQUIPMENT, net                                             15,225
OTHER ASSETS                                                               499
                                                                   -----------
   TOTAL ASSETS                                                    $   413,534
                                                                   ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   123,543
   Accrued expenses                                                     22,778
   Accrued interest                                                     75,327
   Note payable                                                        250,000
   Obligations under capital lease, current portion                      3,688
   Line of credit                                                       71,000
                                                                   -----------
      Total Current Liabilities                                        546,336

   Due to officers and directors, long-term                          1,017,900

   Obligations under capital lease, net of current portion               2,358
                                                                   -----------

      Total Liabilities                                              1,566,594
                                                                   -----------
Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                              -0-
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued and outstanding)                                14,000
   Accumulated Deficit                                              (1,167,060)
                                                                   -----------
      Total Shareholders' Equity (Deficit)                          (1,153,060)
                                                                   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $   413,534
                                                                   ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        2001          2000
                                                   -----------     -----------
REVENUES                                           $   727,300     $ 1,269,416

EXPENSES
   Selling, general and administrative                 527,532         453,914
   Salaries and related expenses                       381,760         425,665
   Impairment expense                                  963,358             -0-
   Legal and accounting fees                           112,142           7,351
   Office supplies                                      19,063          23,098
   Rent                                                 78,790          75,000
   Bank charges                                            206              12
                                                   -----------     -----------
      Total Operating Costs and Expenses             2,082,851         985,040
                                                   -----------     -----------
Operating Income (Loss)                             (1,355,551)        284,376
                                                   -----------     -----------
Other Income (Expense)
   Interest expense                                    (78,172)         (2,510)
   Interest expense-related party                          -0-         (20,997)
   Other                                                   -0-           9,131
                                                   -----------     -----------
      Total Other Income (Expense)                     (78,172)        (14,376)
                                                   -----------     -----------

INCOME (LOSS) BEFORE TAXES                          (1,433,723)        270,000

PROVISION FOR TAXES                                        -0-             -0-
                                                   -----------     -----------

NET INCOME (LOSS)                                  $(1,433,723)    $   270,000
                                                   ===========     ===========

Earnings (Loss) Per Share
   Basic and diluted                               $     (.13)     $       .03
                                                   ===========     ===========
Weighted Average Common Shares
 outstanding during the period,
 basic and diluted                                  11,095,890      10,000,000
                                                   ===========     ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          TRANS-CENTURY RESOURCES, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                          Common Stock
                                      ----------------------   Partners'     Accumulated
                                        Shares       Amount     Capital        Deficit         Total
                                      ----------     -------   ---------     -----------     -----------
Balance at January 1, 2000                   -0-     $   -0-   $  66,244     $       -0-     $       -0-

Partner distributions through
 TCO Trans-Century, Ltd.                     -0-         -0-     (36,000)            -0-             -0-

Net income                                               -0-     270,000             -0-             -0-
                                      ----------     -------   ---------     -----------     -----------

Balance at January 1, 2001                   -0-         -0-     300,244             -0-         300,244

Partner distributions through
 TCO Trans-Century, Ltd.                     -0-         -0-     (21,000)            -0-         (21,000)
Conversion of TCO Trans-Century, Ltd.
 to Trans-Century Resources, Inc.          1,200       1,200    (279,244)        278,044             -0-

Acquisition of eInsure as a
 recapitalization                     13,998,800      12,800         -0-         (11,381)          1,419
                                      ----------     -------   ---------     -----------     -----------

Balance at November 19, 2001
 (merger date)                        14,000,000      14,000         -0-         266,663         280,663

Net loss for the year ended
 December 31, 2001                           -0-         -0-         -0-      (1,433,723)     (1,433,723)
                                      ----------     -------   ---------     -----------     -----------

Balance at December 31, 2001          14,000,000     $14,000   $     -0-     $(1,167,060)    $(1,153,060)
                                      ==========     =======   =========     ===========     ===========








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                              2001          2000
                                                           -----------   ----------
Cash flows used by operating activities:
Net income (loss)                                          $(1,433,723)  $  270,000
Adjustments to reconcile net loss to cash used by
 operating activities
   Stock issued in acquisition                                   1,419          -0-
   Depreciation and amortization                                11,184        9,843
   Bad debt expense                                                -0-       87,101
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable                  703,219     (780,377)
   Decrease in other current assets                              2,893          -0-
   (Increase) decrease in deposits and prepaid expenses           (499)        (379)
   Increase (decrease) in accounts payable                     113,012       (1,463)
   Increase in other accrued expenses                           82,629       13,814
                                                           -----------   ----------
Net cash used by operating activities                         (519,866)    (401,461)
                                                           -----------   ----------
Cash flows used for investing activities
   Acquisition of fixed assets                                  (3,397)      (4,743)
                                                           -----------   ----------
Net cash used for investing activities                          (3,397)      (4,743)
                                                           -----------   ----------
Cash flows from financing activities:
   Proceeds from notes payable                                 250,000          -0-
   Payments under capital leases                                (1,941)         -0-
   Distributions                                               (21,000)     (36,000)
   Proceeds from advances by partners                          543,000      349,900
   Borrowings on line of credit                                    -0-       71,000
                                                           -----------   ----------
Net cash provided by financing activities                      770,059      384,900
                                                           -----------   ----------
Net increase (decrease) in cash                                246,796      (21,304)
Cash and cash equivalents, beginning of year                     5,713       27,017
                                                           -----------   ----------
Cash and cash equivalents, end of year                     $   252,509   $    5,713
                                                           ===========   ==========
NON-CASH TRANSACTIONS
   Cash paid for interest                                  $     3,929   $    9,510
                                                           ===========   ==========

NON-CASH FINANCING AND INVESTING ACTIVITIES
   Purchase of fixed assets under capital leases           $     7,987   $      -0-
   Issuance of common stock for assets acquired            $     1,987   $      -0-
   Stock issued in eInsure acquisition                     $     1,419   $      -0-

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

On December 22, 1994, an entity which had been conducting business since 1982 as Trans-Century Resources was organized into a limited partnership, TCO Trans-Century, Ltd. ("TCO").

Effective October 31, 2001, the limited partnership transferred all right, title and interest in TCO to Trans-Century Resources, Inc., a Texas corporation (T-C Texas), in exchange for 1,000 shares of no-par common stock of T-C Texas. At the date of transfer, the limited partnership's assets included a wholly owned company, Community Health Risk Corporation (CHRC), acquired earlier in 2001 from a group including a director and shareholder for $30,000 and recognized goodwill of approximately $960,000. The acquisition was accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value. Goodwill was recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired. CHRC was inactive and there was no activity in 2001.

In addition, an individual transferred assets of NuHealth Employee Assistance Program valued at $1,987 to T-C Texas in exchange for 200 shares of no-par common stock of T-C Texas.

Effective November 19, 2001, eInsure Networks Corporation consummated a Merger Agreement (the "Agreement") with T-C Texas, whereby the shareholders of T-C Texas exchanged their shares of common stock for common stock of eInsure. Before the merger, eInsure was a development stage corporation with no operations. For accounting purposes the acquisition has been treated as a recapitalization of T-C Texas with T-C Texas as the acquirer in a reverse acquisition.

The historical financial statements are those of T-C Texas and its predecessor TCO. Concurrent with the merger, eInsure changed its name to Trans-Century Resources, Inc. (the "Company"). Pursuant to the Agreement, the shareholders of T-C Texas exchanged all their shares into 12,000,000 shares or approximately 85.7% of the common stock of eInsure. The shareholders of eInsure before the Agreement hold the remaining 2,000,000 shares of the 14,000,000 total shares of the Company issued and outstanding subsequent to the merger. Those 2,000,000 shares were valued at $1,419, or $.0007 per share, based upon the value associated with the exchange of shares of T-C Texas for TCO partners' capital of $9,933.

Prior to the merger, the principal shareholder of eInsure was AppleTree Investments Company, Ltd. There were no material relationships between (i) T-C Texas or any of its affiliates, any officer or director of T-C Texas or any associate of any such director or officer, and (ii) eInsure or any of its affiliates, any officer or director or eInsure or any associate of any such director or officer, except that Larry Stockman, an officer, director and principal shareholder of T-C Texas is the brother-in-law of the former president and sole director of eInsure.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

ORGANIZATION, continued

The Agreement provided that certain individuals named therein, including the three principal shareholders of T-C Texas, would be elected as directors of the surviving corporation and that the previous sole director would resign.

Trans-Century Resources, Inc. is a managed care consulting business that services clients throughout the United States. Its wholly owned captive insurance subsidiary, CHRC, is inactive. In November 2001, management deemed goodwill of approximately $960,000 recognized in association with the acquisition of CHRC to be impaired under Statement of Financial Accounting Standard 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and charged such amounts to operations at that time.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of T-C Texas and its wholly owned subsidiary, Community Health Risk Corporation, collectively the Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over the estimated useful lives (ranging from 5 to 7 years) of the related assets using the double declining balance method. Maintenance and repairs are charged to operations as incurred and betterments of existing assets are capitalized.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There has been no impairment for property and equipment recorded in the financial statements.

REVENUE RECOGNITION

The Company recognizes service contract revenue as earned under the terms of the related agreements.

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. For the year ended December 31, 2001, allowance for doubtful accounts for accounts receivable was $0.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the year ended December 31, 2001. At December 31, 2001, the Company has a potential deferred tax asset of approximately $30,000, which has been fully reserved, arising from net operating losses aggregating $120,000. These net operating losses begin to expire in 2020.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture and fixtures                          $ 90,415
          Less accumulated depreciation                    (75,190)
                                                          --------
                Net Depreciable Assets                    $ 15,225
                                                          --------

Depreciation expense for the year ended December 31, 2001 was $11,184.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3:  DUE TO OFFICERS AND DIRECTORS


During the years ended December 31, 2001 an officer and a director made unsecured advances to the Company. The advances are due January 1, 2004 and accrue interest at 9% annually. During 2001, the Company received advances totaling $513,000 and made payments of $-0-. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At December 31, 2001, due to officers and directors was $1,017,900.


NOTE 4:  NOTE PAYABLE


Note payable at December 31, 2001 consisted of a note payable of $250,000 to a financial institution, due September 27, 2002, bearing interest at a rate of 5.5%, and secured in full by a certificate of deposit.


NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at December 31, 2001 was $71,000. Accrued interest on the line of credit at December 31, 2001 was $6,396.


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. The Company matched 100% of employee contributions up to 3% of gross salary. Employer contributions were $13,061 for the year ended December 31, 2001.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 7:  CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and fixtures at cost of $7,987. Accumulated depreciation includes $1,717 in depreciation expense related to these assets. Future minimum payments due under the capital leases are as follows:

                          2002                                $ 3,994
                          2003                                  2,416
                                                              -------
                                                                6,410
       Less amounts representing interest                        (364)
                                                              -------
       Present value of minimum lease payments                  6,046
       Less current installments                               (3,688)
                                                              -------
       Obligations due under capital leases, net of
          current portion                                     $ 2,358
                                                              =======


NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under noncancelable operating leases expiring October 2002. Total rent expense under all operating leases for the year ended December 31, 2001, was $78,790.

Future minimum lease payments under noncancelable operating leases for 2002 is $62,798.

The Company has entered into employment agreements that are contingent upon the raising of additional capital, with four employees through December 31, 2003. Should the Company terminate the employment agreement without cause, the Company would be liable for one year's base salary. If terminated upon a change in control each officer is entitled to two years' base salary. At December 31, 2001, the total annual base salary of the four employment agreements contingent upon the raising of additional capitalwas approximately $555,000.

NOTE 9:  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 an officer and a director made unsecured advances to the Company. The advances are due January 1, 2004 and accrued interest at 9% annually. During 2001, the Company received advances totaling $513,000 and made payments of $-0-. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At December 31, 2001, due to officers and directors was $1,017,900. In addition, accrued interest on the advances was $68,331.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 10: CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with higher credit quality financial institutions, however for limited periods of time during the year, bank balances in deposit were in excess of the Federal Deposit Insurance Corporation insurance limit.


NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the year ended December 31, 2001 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an Anti-Dilutive effect. Therefore, basic and diluted per-share amounts are the same.

Basic loss per share for the year ended December 31, 2000 is computed based upon the weighted average number of common shares outstanding had the acquisition occurred on January 1, 2000.


NOTE 12: CAPITAL STOCK

Preferred Stock - Effective with agreement and plan of merger and set forth in the restated Certificate of Incorporation, the Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of December 31, 2001.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and outstanding as of December 31, 2001.

Common Stock Warrants - Pursuant to the continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at December 31, 2001. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of December 31, 2001, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 13: GOING CONCERN


As reflected in the accompanying financial statements, the Company has a working capital deficiency of $148,526, an accumulated deficit of $1,167,060 and a net loss for the year ended December 31, 2001 of $1,433,723. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company expects to incur losses for the near future, but is in the process of developing additional revenue sources that complement its business plan. One of the Company's shareholders is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely.

Management believes that the Company will be successful in meeting its working capital needs from operations and from private financing until alternative financing can be secured through the sale of equity or the issuance of debt. However there is no assurance that such efforts to raise capital or secure other financing will be successful. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANS-CENTURY RESOURCES, INC.

Date     May 22, 2002              By: /s/ Mary W. Patterson
                                       --------------
                                   Name: Mary W. Patterson
                                   Title:  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of we and ill the capacities and on the dates indicated.


Date     May 22, 2002              By: /s/ Mary W. Patterson
                                       --------------
                                   Name: Mary W. Patterson
                                   Title: Chief Executive Officer, Director

Date     May 22, 2002              By: /s/ D. L. Patterson
                                       ---------------
                                   Name: D. L. Patterson
                                   Title: Chairman of the Board, Secretary

Date     May 22, 2002              By: /s/ Larry Stockman
                                       -------------
                                   Name: Larry Stockman
                                   Title: Director

Date     May 22, 2002              By: /s/ Stephen L. Cobb
                                       --------------
                                   Name: Stephen L. Cobb
                                   Title: Chief Financial Officer

Date     May 22, 2002              By: /s/ James Walters
                                       --------------
                                   Name: James Walters
                                   Title:  Director