Form 10QSB
period 2002-03-31
TRANS CENTURY RESOURCES INC
filed 2002-06-05
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                8140 N. MOPAC EXPRESSWAY, WESTPARK III, SUITE 200
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

                         YES  [X]    NO  [ ]

     As of May 15, 2002, there were 14,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF MARCH 31,
           2002 (Unaudited)                                               2

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)         3

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)         4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   5-10

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           11

         Signatures                                                      13

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2002
                                 (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   250,524
  Accounts receivable, net                                             142,672
  Deposits and prepaid expenses                                          7,607
                                                                   -----------
      Total Current Assets                                             400,803

PROPERTY AND EQUIPMENT, net                                             14,722
OTHER ASSETS                                                               374
                                                                   -----------
   TOTAL ASSETS                                                    $   415,899
                                                                   ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   123,456
   Accrued expenses                                                     16,161
   Accrued interest                                                     99,073
   Note payable                                                        250,000
   Obligations under capital lease, current portion                      3,688
   Line of credit                                                       70,589
                                                                   -----------
      Total Current Liabilities                                        562,967

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             1,115,400

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                  1,550
                                                                   -----------

      Total Liabilities                                              1,679,917
                                                                   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                              -0-
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued and outstanding)                                14,000
   Accumulated Deficit                                              (1,278,018)
                                                                   -----------
      Total Shareholders' Equity (Deficit)                          (1,264,018)
                                                                   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $   415,899
                                                                   ===========


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)


                                                        2002          2001
                                                   -----------     -----------
REVENUES                                           $   153,344     $   177,250

EXPENSES
   Selling, general and administrative                  63,053          70,498
   Salaries and related expenses                       130,169          94,361
   Legal and accounting fees                            14,002             755
   Office supplies                                       6,058           4,744
   Rent                                                 21,499          18,210
   Depreciation and amortization                         2,125           1,959
                                                   -----------     -----------
      Total Operating Costs and Expenses               236,906         190,527
                                                   -----------     -----------
Operating Income (Loss)                                (83,562)        (13,277)
                                                   -----------     -----------

Other Income (Expense)- Interest expense               (27,396)        (10,414)
                                                   -----------     -----------

LOSS BEFORE TAXES                                     (110,958)        (23,691)

PROVISION FOR TAXES                                        -0-             -0-


                                                   -----------     -----------
NET LOSS                                             $(110,958)    $   (23,691)
                                                   ===========     ===========

Earnings (Loss) Per Share
   Basic and diluted                               $     (.01)     $      (.00)
                                                   ===========     ===========
Weighted Average Common Shares
 outstanding during the period,
 basic and diluted                                  14,000,000      10,000,000
                                                   ===========     ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    (Unaudited)

                                                          2002          2001
                                                       -----------   ----------
Cash flows used by operating activities:
Net income (loss)                                      $  (110,958)  $  (23,691)
Adjustments to reconcile net loss to cash used by
 operating activities
   Depreciation and amortization                             2,125        1,959
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable               (3,139)     (25,369)
   (Increase) decrease in deposits and prepaid expenses     (1,839)       1,897
   Increase (decrease) in accounts payable                     (87)       5,366
   Increase in other accrued expenses                       17,129        8,707
                                                       -----------   ----------
Net cash used by operating activities                      (96,769)     (31,131)
                                                       -----------   ----------

Cash flows used for investing activities
   Acquisition of fixed assets                              (1,497)      (1,213)
                                                       -----------   ----------

Net cash used for investing activities                      (1,497)      (1,213)
                                                       -----------   ----------

Cash flows from financing activities:
   Payments under capital leases                              (808)         -0-
   Payments on line of credit                                 (411)         -0-

   Distributions                                               -0-       (9,000)
   Proceeds from advances by director                       97,500       45,000
                                                       -----------   ----------
Net cash provided by financing activities                   96,281       36,000
                                                       -----------   ----------

Net increase (decrease) in cash                             (1,985)       3,656
Cash and cash equivalents, beginning of period             252,509        5,713
                                                       -----------   ----------
Cash and cash equivalents, end of period               $   250,524   $    9,369
                                                       ===========   ==========
NON-CASH TRANSACTIONS

   Cash paid for interest                              $     3,650   $    1,932
                                                       ===========   ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Trans-Century Resources, Inc. is a managed care consulting business that services clients throughout the United States. It has designed and is in the process of developing community-supported, insured group health programs for selected non-urban markets.

In conjunction with this process, Trans-Century Resources, Inc. acquired a captive insurance subsidiary, Community Health Risk Corporation. This wholly owned subsidiary is presently inactive.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The Company was created through the acquisition in November 2001 of a Texas corporation (also called Trans-Century Resources, Inc.) by a development stage corporation with no operations, eInsure Networks Corporation. For accounting purposes, the Texas corporation was treated as the acquirer in a reverse acquisition. The historical financial statements presented for 2001 are those associated with the Texas corporation.

The Company was created through the acquisition in November 2001 of a Texas corporation (also called Trans-Century Resources, Inc.) by a development stage corporation with no operations, eInsure Networks Corporation. For accounting purposes, the Texas corporation was treated as the acquirer in a reverse acquisition. In conjunction with the acquisition, eInsure Networks Corporation changed its name to Trans-Century Resources, Inc. The historical financial statements presented are those associated with the Texas corporation.

The interim financial statements presented include all adjustments necessary in management's opinion to make those financial statements not misleading.

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

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.


ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At March 31, 2002, allowance for doubtful accounts for accounts receivable was $0.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the three months ended March 31, 2002. At March 31, 2002, the Company has a potential deferred tax asset of approximately $58,000, which has been fully reserved, arising from net operating losses aggregating $230,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $ 91,912
          Less accumulated depreciation                    (77,190)
                                                          --------
                Net Depreciable Assets                    $ 14,722
                                                          --------

Depreciation expense for the three months ended March 31, 2002 was $2,000.


NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. The advances are due January 1, 2004 and accrue interest at 9% annually. During the three months ended March 31, 2002, the Company received advances totaling $97,500 and made payments of $-0-. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At March 31, 2002, due to officers and directors was $1,115,400.


NOTE 4:  NOTE PAYABLE

Note payable at March 31, 2002 consisted of a note payable of $250,000 to a financial institution, due September 27, 2002, bearing interest at a rate of 5.5%, and secured in full by a certificate of deposit.


NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at March 31, 2002 was $70,589.


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. The Company matches 100% of employee contributions up to 3% of gross salary.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 7:  CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and fixtures at cost of $7,987. Accumulated depreciation includes $2,117 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of March 31, 2002 are as follows:

       Nine months ending December 31, 2002                   $ 3,086
       2003                                                     2,416
                                                              -------
                                                                5,502
       Less amounts representing interest                        (264)
                                                              -------
       Present value of minimum lease payments                  5,238
       Less current installments                               (3,688)
                                                              -------
       Obligations due under capital leases, net of
          current portion                                     $ 1,550
                                                              =======


NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under noncancelable operating leases expiring October 2002 and March 2003. Future minimum lease payments under noncancelable operating leases are $68,115 and $2,058 for 2002 and 2003, respectively.

The Company has entered into employment agreements that are contingent upon the raising of additional capital, with four employees through December 31, 2003. Should the Company terminate the employment agreement without cause, the Company would be liable for one year's base salary. If terminated upon a change in control each officer is entitled to two years' base salary. At March 31, 2002, the total annual base salary of the four employment agreements contingent upon the raising of additional capital was approximately $555,000.


NOTE 9:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 and 2001, a director made unsecured advances to the Company. The advances are due January 1, 2004 and accrued interest at 9% annually. During the three months ended March 31, 2002, the Company received advances totaling $97,500 and made payments of $-0-. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At March 31, 2002, due to officers and directors was $1,115,400. In addition, accrued interest on the advances was $99,073.

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


NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the three months ended March 31, 2002 and 2001 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an Anti-Dilutive effect. Therefore, basic and diluted per-share amounts are the same.


NOTE 12: CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of March 31, 2002.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and outstanding as of March 31, 2002.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at March 31, 2002. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of March 31, 2002, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $162,164, an accumulated deficit of $1,278,018 and a net loss for the three months ended March 31, 2002 of $110,958. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company expects to incur losses for the near future, but is in the process of developing additional revenue sources that complement its business plan. One of the Company's directors and shareholders is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. The Company incurred a net loss for the three months ended March 31, 2002 of $110,958. This loss exceeded the loss of $23,691 for the three months ended March 31, 2001, primarily due to:

* Lower revenues for the three months ended March 31, 2002 of $153,344 than for the three months ended March 31, 2001 of $177,250.

* Higher salaries and related expenses for the three months ended March 31, 2002 of $130,169 than for the three months ended March 31, 2001 of $94,361. These increased salaries resulted principally from the hiring of chief operating and financial officers subsequent to March 31, 2001.

* Legal and accounting fees increasing from $755 for the three months ended March 31, 2001 to $14,002 for the three months ended March 31, 2002. The increase in such professional fees was associated principally with the Company's efforts to raise capital.

* Higher interest expense for the three months ended March 31, 2002 of $27,395 than for the three months ended March 31, 2001 of $10,418. This increase in interest expense resulted from the additional advances made by an officer and director subsequent to March 31, 2001.


FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $162,164 and an accumulated deficit of $1,278,018 at March 31, 2002, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan, including its program for regional insured group health plans.


PLAN OF OPERATION

Management believes that the Company will be successful in meeting its working capital needs from operations and from private financing until alternative financing can be secured through the sale of equity or the issuance of debt. The Company is in the process of developing additional revenue sources that complement its program to develop regional insured group health plans, including:

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

The Company's primary operations, dealing with the development and operation of regional insured group health plans, have not commenced. To complete the required infrastructure and offer these group health plans, Trans-Century Resources, Inc. must obtain the working capital needed to fund insurance reserves for Community Health-Risk Corporation and interim operating expenses.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANS-CENTURY RESOURCES, INC.
                                        (Registrant)


 June 5, 2000                      By:   /s/ Stephen L. Cobb
 ------------                           --------------------------------
                                             Stephen L. Cobb
                                             Chief Financial Officer
                                             (Principal Financial Officer)