Form 10KSB/A
period 2001-12-31
TRANS CENTURY RESOURCES INC
filed 2002-06-07
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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

Title of    Name and                            Amount and         Percent of
Class       Address of                          Nature of          Class
            Beneficial                          Beneficial
            Owner                               Ownership
------------------------------------------------------------------------------
Common      Appletree Investment Company, Ltd.  779,000               5.56%
Stock       69 Athol Street                     Direct
            Douglas, Isle of Man 1M1 1JE

Common      Mary W. Patterson,                  6,000,000            42.86%
Stock       President, Chief Executive          Direct
            Officer and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      D. L. Patterson                      2,000,000            14.29%
Stock       Director                             Direct
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

(table continued on following page)

Title of    Name and                            Amount and         Percent of
Class       Address of                          Nature of          Class
            Beneficial                          Beneficial
            Owner                               Ownership
------------------------------------------------------------------------------
Common      Larry Stockman                       2,000,000            14.29%
Stock       NuHealth EAP Division                Direct
            President and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Mark D. Thomey                       450,000               3.21%
Stock       Vice President, Operations           Direct
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Stephen L. Cobb                      450,000               3.21%
Stock       Chief Financial Officer and          Direct
            Vice President
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      James Walters                        125,000                0.89%
Stock       Director                             Direct
            14724 Ventura Blvd., Second Floor
            Sherman Oaks, California 91403

Common      All directors and executive          11,025,000            78.75%
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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANS-CENTURY RESOURCES, INC.

Amendment No. 1
Date     June 7, 2002              By: /s/ Mary W. Patterson
                                       --------------
                                   Name: Mary W. Patterson
                                   Title:  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of we and ill the capacities and on the dates indicated.


Date     June 7, 2002              By: /s/ Mary W. Patterson
                                       --------------
                                   Name: Mary W. Patterson
                                   Title: Chief Executive Officer, Director

Date     June 7, 2002              By: /s/ D. L. Patterson
                                       ---------------
                                   Name: D. L. Patterson
                                   Title: Chairman of the Board, Secretary

Date     June 7, 2002              By: /s/ Larry Stockman
                                       -------------
                                   Name: Larry Stockman
                                   Title: Director

Date     June 7, 2002              By: /s/ Stephen L. Cobb
                                       --------------
                                   Name: Stephen L. Cobb
                                   Title: Chief Financial Officer

Date     June 7, 2002              By: /s/ James Walters
                                       --------------
                                   Name: James Walters
                                   Title:  Director