Form 10QSB/A
period 2002-03-31
TRANS CENTURY RESOURCES INC
filed 2002-06-07
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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
                                                       ===========   ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANS-CENTURY RESOURCES, INC.
                                        (Registrant)


 June 7, 2000                      By:   /s/ Stephen L. Cobb
 ------------                           --------------------------------
                                             Stephen L. Cobb
                                             Chief Financial Officer
                                             (Principal Financial Officer)