Form 10QSB
period 2002-06-30
TRANS CENTURY RESOURCES INC
filed 2002-08-27
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                         YES  [X]    NO  [ ]

     As of August 15, 2002, there were 14,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF JUNE 30,
           2002 (Unaudited)                                               3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002
              AND 2001 (Unaudited)                                        4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)          5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6-11

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12


         Part II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                      14

         Item 2.  Change in Securities and Use of Proceeds               14

         Item 3.  Defaults Upon Senior Securities                        14

         Item 4.  Submission of Matters to a Vote of Security Holders    14

         Item 5.  Other Information                                      14

         Item 6.  Exhibits and Reports on Form 8-K                       14

         Signatures                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    250,499
  Accounts receivable, net                                             136,956
  Deposits and prepaid expenses                                          5,769
                                                                  ------------
      Total current assets                                             393,224
                                                                  ------------
PROPERTY AND EQUIPMENT, net                                             12,722
OTHER ASSETS                                                               249
                                                                  ------------
      TOTAL ASSETS                                                $    406,195
                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                                 $     15,166
   Deferred revenue                                                     12,500
   Accounts payable                                                    169,772
   Accrued expenses                                                     17,430
   Accrued interest                                                    125,645
   Note payable                                                        250,000
   Obligations under capital lease, current portion                      2,880
   Line of credit                                                       70,589
                                                                  ------------
      Total current liabilities                                        663,982
                                                                  ------------

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             1,227,000

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                  1,329
                                                                  ------------
      Total liabilities                                              1,892,311
                                                                  -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                                -
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued and outstanding)                                14,000
   Accumulated Deficit                                              (1,500,116)
                                                                  ------------
         Total shareholders' equity (deficit)                       (1,486,116)
                                                                  ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    406,195
                                                                  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANS-CENTURY RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                Three months ended             Six months ended
                                         June 30, 2002   June 30, 2001    June 30, 2002   June 30, 2001
                                         -------------   -------------    -------------   -------------
REVENUES                                 $   131,273    $    258,626      $   284,617     $   435,876

EXPENSES
Selling, general and administrative           64,769         180,846          127,822         247,699
Salaries and related expenses                150,702          96,331          280,871         190,694
Legal and accounting fees                     69,757          18,125           83,759          18,880
Office supplies                                8,213           4,006           14,270           9,509
Rent                                          30,477          20,004           51,977          41,094
Depreciation and amortization                  2,125           1,959            4,250           3,920
                                         -------------   -------------    -------------   -------------
      Total operating expenses               326,043         321,271          562,949         511,796
                                         -------------   -------------    -------------   -------------

      Operating income (loss)               (194,770)        (62,645)        (278,332)        (75,920)
                                         -------------   -------------    -------------   -------------

Other income (expense)
   Interest expense                          (30,390)         (7,174)         (57,786)        (17,592)
   Interest and other income                   3,062              -             3,062              -
                                         -------------   -------------    -------------   -------------
      Total other income (expense)           (27,328)         (7,174)         (54,724)        (17,592)
                                         -------------   -------------    -------------   -------------

LOSS BEFORE TAXES                           (222,098)        (69,819)        (333,056)       (93,512)

PROVISION FOR TAXES                                -              -                -               -
                                         -------------   -------------    -------------   -------------

NET LOSS                                 $  (222,098)    $    (69,819)     $  (333,056)    $   (93,512)
                                         ============    =============     =============   ============

Loss per share, basic and diluted        $    (0.016)    $     (0.007)     $    (0.024)    $    (0.009)
                                         ============    =============     =============   ============

Weighted average common shares
outstanding during the period,
basic and diluted                          14,000,000     10,000,000       14,000,000      10,000,000
                                         ============    =============     =============   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six months ended
                                                          June 30, 2002   June 30, 2001
                                                          -------------   -------------
Cash flows used by operating activities
Net income (loss)                                         $  (333,056)    $   (93,512)
Adjustments to reconcile net loss to cash used by
   operating activities
   Depreciation and amortization                              $ 4,250           3,919
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable                 $ 2,576        (193,888)
   (Increase) decrease in deposits and prepaid expenses             -          (1,577)
   (Increase) decrease in other assets                              -           5,119
   Increase (decrease) in bank overdraft                       15,166               -
   Increase (decrease) in deferred revenue                     12,500               -
   Increase (decrease) in accounts payable                     46,229          16,453
   Increase (decrease) in accrued expenses                     (5,348)           (932)
   Increase (decrease) in accrued interest                     50,318           8,483
                                                          -------------   -------------
Net cash used by operating activities                        (207,365)       (255,935)
                                                          -------------   -------------

Cash flows used for investing activities
   Acquisition of fixed assets                                 (1,497)         (1,213)
                                                          -------------   -------------
Net cash used for investing activities                         (1,497)         (1,213)
                                                          -------------   -------------

Cash flows from financing activities
   Payments under capital leases                             $ (1,837)              -
   Increase (decrease) in note payable                              -         250,000
   Increases (decreases) in line of credit                       (411)          7,000
   Distributions                                                    -         (18,000)
   Proceeds from advances by officers and directors           209,100         268,100
                                                          -------------   -------------
Net cash provided by financing activities                     206,852         507,100
                                                          -------------   -------------

Net increase (decrease) in cash                                (2,010)        249,952
Cash and cash equivalents, beginning of period                252,509           5,713
                                                          -------------   -------------

Cash and cash equivalents, end of period                  $   250,499     $   255,665
                                                          =============   =============

NON-CASH TRANSACTIONS
    Cash paid for interest                                $     7,468     $     9,109


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

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

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The Company was created through the acquisition in November 2001 of a Texas corporation (also called Trans-Century Resources, Inc.) by a development stage corporation with no operations, eInsure Networks Corporation. For accounting purposes, the Texas corporation was treated as the acquirer in a reverse acquisition. In conjunction with the acquisition, eInsure Networks Corporation changed its name to Trans-Century Resources, Inc. The historical financial statements presented are those associated with the Texas corporation. The accompanying consolidated financial statements include the accounts of Trans-Century Resources, Inc. and its wholly owned subsidiary, Community Health Risk Corporation, collectively the Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

REVENUE RECOGNITION

The Company recognizes service contract revenue as earned under the terms of the related agreements, which are executed by both parties and generally specify payment of an hourly rate for such services and reimbursement of expenses.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.


ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At June 30, 2002, allowance for doubtful accounts for accounts receivable was $0.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the three months ended March 31, 2002. At June 30, 2002, the Company has a potential deferred tax asset of approximately $114,000, which has been fully reserved, arising from net operating losses aggregating $452,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $ 91,912
          Less accumulated depreciation                    (79,190)
                                                          --------
                Net Depreciable Assets                    $ 12,722
                                                          --------

Depreciation expense for the three months and six months ended June 30, 2002 was $2,000 and $4,000, respectively.


NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. All advances are due January 1, 2004 and accrue interest at 9% annually. During the three months and six months ended June 30, 2002, the Company received advances totaling $111,600 and $209,100 and made payments of $-0- and $-0-, respectively. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At June 30, 2002, due to officers and directors was $1,227,000.


NOTE 4:  NOTE PAYABLE

Note payable at June 30, 2002 consisted of a note payable of $250,000 to a financial institution, due September 27, 2002, bearing interest at a rate of 5.5%, and secured in full by a certificate of deposit.


NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at June 30, 2002 was $70,589.


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. This plan is a defined contribution plan under which the Company matches 100% of employee contributions up to 3% of gross salary.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 7:  CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and fixtures at cost of $7,987. Accumulated depreciation includes $2,517 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of June 30, 2002 are as follows:

       Twelve months ending June 30, 2003                     $ 4,045
       Subsequent                                                 337
                                                              -------
                                                                4,382
       Less amounts representing interest                        (173)
                                                              -------
       Present value of minimum lease payments                  4,209
       Less current installments                               (2,880)
                                                              -------
       Obligations due under capital leases, net of
          current portion                                     $ 1,329
                                                              =======


NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under noncancelable operating leases expiring January 2003, April 2003 and September 2007. Minimum lease payments under noncancelable operating leases are $101,615 and $84,908 for 2002 and 2003, respectively. The office space lease extending until September 2007 has a current annual rate of $64,843, which increases by $1,752 annually beginning in October 2004.

The Company has entered into employment agreements that are contingent upon the raising of additional capital, with four employees through December 31, 2003. Should the Company terminate the employment agreement without cause, the Company would be liable for one year's base salary. If terminated upon a change in control each officer is entitled to two years' base salary. At June 30, 2002, the total annual base salary of the four employment agreements contingent upon the raising of additional capital was approximately $555,000.


NOTE 9:  RELATED PARTY TRANSACTIONS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. All advances are due January 1, 2004 and accrued interest at 9% annually. During the three months and six months ended June 30, 2002, the Company received advances totaling $111,600 and $209,100 and made payments of $-0- and $-0-, respectively. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At June 30, 2002, due to officers and directors was $1,227,000. In addition, accrued interest on the advances was $125,645.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 9:  RELATED PARTY TRANSACTIONS (Continued)

Effective April 5, 2002, a stockholder of the Company who had left to concentrate on other ventures he was involved in transferred 500,000 shares of stock he had received back to the Company. Mutual releases were exchanged between the former stockholder and the Company, with the treasury stock acquired in the transaction being valued at par, or $500. A credit of $500 was recorded to other income (expense) in connection with this transaction.

In May 2002, the Company issued 250,000 shares each of this stock to its chief financial officer and vice president of operations as additional compensation. Salaries and related expenses were charged for the par value of the shares issued, or $500.

NOTE 10: CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with higher credit quality financial institutions, however for limited periods of time, bank balances in deposit were in excess of the Federal Deposit Insurance Corporation insurance limit.


NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the three and six months ended June 30, 2002 and 2001 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an Anti-Dilutive effect. Therefore, basic and diluted per-share amounts are the same.


NOTE 12: CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of June 30, 2002.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and outstanding as of June 30, 2002.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at June 30, 2002. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of June 30, 2002, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $270,758, an accumulated deficit of $1,500,116 and a net loss for the six months ended June 30, 2002 of $333,056. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 14: SUBSEQUENT EVENT

In August 2002, the Company entered into a participation agreement to support a supply-chain management initiative between a national distributor and the Company's existing healthcare clients. In connection therewith, the Company will receive prepaid participation fees of $50,000. To the extent this prepayment exceeds the Company's actual participation fees earned through December 2003, such excess will be treated as a loan bearing interest at 6% per annum and payable in monthly installments over thirty-six months. The party advancing the fees also has the option to convert any unpaid prepayment balance into up to 2% (presently 280,000 shares) of the Company's common stock when it is publicly traded, subject to certain antidilution provisions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Three months ended June 30, 2002 versus the three months ended June 30, 2001
----------------------------------------------------------------------------

The Company incurred a net loss for the three months ended June 30, 2002 of $222,098. This loss exceeded the loss of $69,819 for the three months ended June 30, 2001, primarily due to:

* Lower revenues for the three months ended June 30, 2002 of $131,273 than for the three months ended June 30, 2001 of $258,626. The three months ended June 30, 2001 included $138,751 in revenues associated with services Provided to Community Health-Risk Corporation, which was acquired by the Company in June 2001.

* Higher salaries and related expenses for the three months ended June 30, 2002 of $150,702 than for the three months ended June 30, 2001 of $96,331. These increased salaries resulted principally from the hiring of chief operating and financial officers in June and November 2001, respectively, and an increase in the Company's credentialing staff in September 2001.

* Selling, general and administrative costs of $64,769 for the three months ended June 30, 2002 lower than such costs of $180,846 for the three months ended June 30, 2001. During the second quarter of 2001, the Company paid a stockholder $100,000 to assist the Company in obtaining capital.

* Legal and accounting fees increasing from $18,125 for the three months ended June 30, 2001 to $69,757 for the three months ended June 30, 2002. The increase in such professional fees was associated principally with the Company's efforts to raise capital.

* Higher interest expense for the three months ended June 30, 2002 of $30,390 than for the three months ended June 30, 2001 of $7,174. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to June 30, 2001.

Six months ended June 30, 2002 versus the six months ended June 30, 2001
------------------------------------------------------------------------

The Company incurred a net loss for the six months ended June 30, 2002 of $333,056. This loss exceeded the loss of $93,512 for the six months ended June 30, 2001, primarily due to:

* Lower revenues for the six months ended June 30, 2002 of $284,617 than for the six months ended June 30, 2001 of $435,876. The six months ended June 30, 2001 included $190,881 in revenues associated with services provided to Community Health-Risk Corporation, which was acquired by the Company in June 2001.

* Higher salaries and related expenses for the six months ended June 30, 2002 of $280,871 than for the six months ended June 30, 2001 of $190,694. These increased salaries resulted principally from the hiring of chief operating and financial officers in June and November 2001, respectively, and an increase in the Company's credentialing staff in September 2001.

* Selling, general and administrative costs of $127,822 for the six months ended June 30, 2002 lower than such costs of $247,699 for the six months ended June 30, 2001. During the second quarter of 2001, the Company paid a stockholder $100,000 to assist the Company in obtaining capital.

* Legal and accounting fees increasing from $18,880 for the six months ended June 30, 2001 to $83,759 for the six months ended June 30, 2002. The increase in such professional fees was associated principally with the Company's efforts to raise capital.

* Higher interest expense for the six months ended June 30, 2002 of $57,786 than for the six months ended June 30, 2001 of $17,592. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to June 30, 2001.


FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $270,758 and an accumulated deficit of $1,500,116 at June 30, 2002, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan, including its program for regional insured group health plans.


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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

None


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

   99.1   Certification  of the Chief  Executive  Officer  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

   99.2   Certification  of the Chief  Financial  Officer  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

None

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

                                        TRANS-CENTURY RESOURCES, INC.
                                        (Registrant)


 August 27, 2002                      By:   /s/ Stephen L. Cobb
                                        --------------------------------
                                         Stephen L. Cobb
                                         Chief Financial Officer
                                        (Principal Financial Officer)