Form 10QSB
period 2002-09-30
TRANS CENTURY RESOURCES INC
filed 2003-01-24
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                         YES  [X]    NO  [ ]

     As of January 1, 2003, there were 14,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

       PART I. FINANCIAL INFORMATION                                 PAGE NUMBER

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30,
           2002 (Unaudited)                                               3-4

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
           2002 AND 2001 (Unaudited)                                      5

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (Unaudited)                                                    6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7-12

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           13

         Item 3.  Controls and Procedures                                15

       PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                                      16

         Item 2.  Change in Securities and Use of Proceeds               16

         Item 3.  Defaults Upon Senior Securities                        16

         Item 4.  Submission of Matters to a Vote of Security Holders    16

         Item 5.  Other Information                                      16

         Item 6.  Exhibits and Reports on Form 8-K                       16

       Signatures                                                        17

       Certifications                                                    18

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements



                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $        499
  Restricted cash                                                      250,000
  Accounts receivable, net                                             114,149
  Deposits and prepaid expenses                                          5,769
                                                                  ------------
      Total current assets                                             370,417
                                                                  ------------
PROPERTY AND EQUIPMENT, net                                             10,722
OTHER ASSETS                                                               124
                                                                  ------------

      TOTAL ASSETS                                                $    381,263
                                                                  ============








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                                 $      9,191
   Deferred revenue                                                     12,500
   Accounts payable                                                    161,960
   Accrued expenses                                                     19,505
   Accrued interest                                                    154,552
   Note payable                                                        250,000
   Obligations under capital lease, current portion                      3,266
   Line of credit                                                       70,589
                                                                  ------------
      Total current liabilities                                        681,563
                                                                  ------------

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             1,342,500

DEFERRED CREDIT - PREPAID PARTICIPATION FEES                            25,000

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                      -
                                                                  ------------
      Total liabilities                                              2,049,063
                                                                  ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                                -
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued, 13,500,000 outstanding)                        14,000
   Accumulated Deficit                                              (1,681,300)
                                                                  ------------
         Total paid-in capital and retained earnings                (1,667,300)
   Less cost of treasury stock (500,000 shares)                           (500)
                                                                  ------------
         Total shareholders' equity (deficit)                       (1,667,800)
                                                                  ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    381,263
                                                                  ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANS-CENTURY RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                              Three months ended                Nine months ended
                                         Sept 30, 2002  Sept 30, 2001     Sept 30, 2002   Sept 30, 2001
                                         -------------  -------------     -------------   -------------
REVENUES                                 $   130,729    $    155,137      $   415,346     $   591,013

EXPENSES
Selling, general and administrative          119,856         103,805          247,678         351,504
Salaries and related expenses                100,995          61,678          381,865         252,372
Legal and accounting fees                     25,796          36,180          109,556          55,060
Office supplies                                9,237           5,220           23,507          14,729
Rent                                          20,832          23,421           72,808          64,515
Depreciation and amortization                  2,125           2,282            6,375           6,202
                                         -------------   -------------    -------------   -------------
      Total operating expenses               278,841         232,586          841,789         744,382
                                         -------------   -------------    -------------   -------------

      Operating income (loss)               (148,112)        (77,449)        (426,443)       (153,369)
                                         -------------   -------------    -------------   -------------

Other income (expense)
   Interest expense                          (33,072)         (6,978)         (90,859)        (24,570)
   Interest and other income                      -               -             3,062              -
                                         -------------   -------------    -------------   -------------
      Total other income (expense)           (33,072)         (6,978)         (87,797)        (24,570)
                                         -------------   -------------    -------------   -------------

LOSS BEFORE TAXES                           (181,184)        (84,427)        (514,240)       (177,939)

PROVISION FOR TAXES                                -              -                -               -
                                         -------------   -------------    -------------   ------------

NET LOSS                                 $  (181,184)    $   (84,427)      $ (514,240)    $  (177,939)
                                         ============    =============    =============   ============
NET LOSS PER SHARE                       $    (0.013)    $    (0.008)      $   (0.038)    $    (0.018)
Loss per share, basic and diluted        $    (0.013)    $    (0.008)      $   (0.038)    $    (0.018)
                                         ============    =============     =============   ============

Weighted average common shares
outstanding during the period,
basic and diluted                         13,500,000       10,000,000       13,673,993      10,000,000
                                         ============    =============     =============   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended
                                                          Sept 30, 2002   Sept 30, 2001
                                                          -------------   -------------
Cash flows used by operating activities
Net income (loss)                                         $  (514,240)    $  (177,939)
Adjustments to reconcile net loss to cash used by
   operating activities
   Depreciation and amortization                                6,375           6,202
Changes in operating assets and liabilities
   (Increase) decrease in restricted cash                           -        (250,000)
   (Increase) decrease in accounts receivable                  25,384        (229,167)
   (Increase) decrease in deposits and prepaid expenses             -          (2,227)
   (Increase) decrease in other assets                              -           4,536
   Increase (decrease) in deferred revenue                     12,500               -
   Increase (decrease) in accounts payable                     38,417          30 652
   Increase (decrease) in accrued expenses                     (3,273)           (337)
   Increase (decrease) in accrued interest                     79,225           8,483
                                                          -------------   -------------
Net cash used by operating activities                        (355,612)       (609,797)
                                                          -------------   -------------

Cash flows used for investing activities
   Acquisition of fixed assets                                 (1,497)         (3,311)
                                                          -------------   -------------
Net cash used for investing activities                         (1,497)         (3,311)
                                                          -------------   -------------

Cash flows from financing activities
   Increase in bank overdraft                                   9,191               -
   Payments under capital leases                               (2,781)              -
   Increase (decrease) in note payable                              -         250,000
   Increases (decreases) in line of credit                       (411)              -
   Acquisition of treasury stock                                 (500)              -
   Deferred credit - prepaid participation fees                25,000               -
   Distributions                                                    -         (21,000)
   Due to officers and directors                              324,600         388,900
                                                          -------------   ------------
Net cash provided by financing activities                     355,099         617,900
                                                          -------------   ------------

Net increase (decrease) in cash                                (2,010)          4,792
Cash and cash equivalents, beginning of period                  2,509           5,713
                                                          -------------   ------------

Cash and cash equivalents, end of period                  $       499     $    10,505
                                                          =============   ============

NON-CASH TRANSACTIONS
   Cash paid for interest                                 $    11,634     $    16,087

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2002

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

REVENUE RECOGNITION

The Company recognizes service contract revenue as services are rendered under the terms of the related agreements, which are executed by both parties and generally specify payment of an hourly rate for such services and reimbursement of expenses.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2002

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At September 30, 2002, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.


ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At September 30, 2002, allowance for doubtful accounts for accounts receivable was $0.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the nine months ended September 30, 2002. At September 30, 2002, the Company has a potential deferred tax asset of approximately $158,000, which has been fully reserved, arising from net operating losses aggregating $633,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2002

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $ 91,912
          Less accumulated depreciation                    (81,190)
                                                          --------
                Net Depreciable Assets                    $ 10,722
                                                          --------

Depreciation expense for the three months and nine months ended September 30, 2002 was approximately $2,000 and $6,000, respectively.


NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. All advances are due January 1, 2004 and accrue interest at 9% annually. During the three months and nine months ended September 30, 2002, the Company received advances totaling $115,500 and $324,600 and made payments of $-0- and $-0-, respectively. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At September 30, 2002, due to officers and directors was $1,342,500.


NOTE 4:  NOTE PAYABLE

Note payable at September 30, 2002 consisted of a note payable of $250,000 to a financial institution, due September 27, 2003, bearing interest at a rate of 5.5%, and secured in full by a certificate of deposit.


NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at September 30, 2002 was $70,589.


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. This plan is a defined contribution plan under which the Company matches 100% of employee contributions up to 3% of gross salary.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2002

NOTE 7:  CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and fixtures at cost of $7,987. Accumulated depreciation includes $2,917 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of September 30, 2002 are as follows:

       Twelve months ending September 30, 2003                $ 3,371
       Subsequent                                                   -
                                                              -------
                                                                3,371
       Less amounts representing interest                        (105)
                                                              -------
       Present value of minimum lease payments                  3,266
       Less current installments                               (3,266)
                                                              -------
       Obligations due under capital leases, net of
          current portion                                     $     -
                                                              =======

NOTE 8:  PREPAID PARTICIPATION FEES

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

Amount received under this participation agreement aggregated $25,000 at September 30, 2002.


NOTE 9:  COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under noncancelable operating leases expiring January 2003, April 2003 and September 2007. The office space lease extending until September 2007 has a current annual rate of $64,843, which increases by $1,752 annually beginning in October 2004. Minimum lease payments under noncancelable operating leases are:

     2003     $ 84,908
     2004     $ 65,281
     2005     $ 67,033
     2006     $ 68,785
     2007     $ 51,260

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2002

NOTE 9:  COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into employment agreements that are contingent upon the raising of additional capital, with four employees through December 31, 2003. Should the Company terminate the employment agreement without cause, the Company would be liable for one year's base salary. If terminated upon a change in control each officer is entitled to two years' base salary. At September 30, 2002, the total annual base salary of the four employment agreements contingent upon the raising of additional capital was approximately $555,000.


NOTE 10:  RELATED PARTY TRANSACTIONS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. All advances are due January 1, 2004 and accrued interest at 9% annually. During the three months and nine months ended September 30, 2002, the Company received advances totaling $115,500 and $324,600 and made payments of $-0- and $-0-, respectively. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At September 30, 2002, due to officers and directors was $1,342,500. In addition, accrued interest on the advances was $154,552.

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

In May 2002, the Board of Directors offered 250,000 shares of restricted common stock to each of the Company's chief operating officer and chief financial officer. Those officers rejected the 500,000 total shares offered, due to the restrictions on such stock and the potential tax consequences associated with the receipt of such shares. No expenses were recorded in association with this offer.


NOTE 11: CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with higher credit quality financial institutions, however for limited periods of time, bank balances in deposit were in excess of the Federal Deposit Insurance Corporation insurance limit.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2002

NOTE 12: LOSS PER SHARE

Basic and diluted loss per common share for the three and nine months ended September 30, 2002 and 2001 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an Anti-Dilutive effect. Therefore, basic and diluted per-share amounts are the same.

NOTE 13: CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of September 30, 2002.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and 13,500,000 shares outstanding as of September 30, 2002.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at September 30, 2002. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of September 30, 2002, all warrants issued were outstanding.

NOTE 14: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $311,146, an accumulated deficit of $1,681,300 and a net loss for the nine months ended September 30, 2002 of $514,240. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Three months ended September 30, 2002 versus three months ended September 30,
2001
-----------------------------------------------------------------------------

The Company incurred a net loss for the three months ended September 30, 2002 of $181,184. This loss exceeded the loss of $84,427 for the three months ended September 30, 2001, primarily due to:

* Lower revenues for the three months ended September 30, 2002 of $130,729 than for the three months ended September 30, 2001 of $155,137. The Company's monthly consulting revenues declined subsequent to its acquisition by eInsure Networks Corporation in November 2001 due to the focus of the Company's officers being on arranging financing.

* Higher salaries and related expenses for the three months ended September 30, 2002 of $100,995 than for the three months ended September 30, 2001 of $61,678. These increased salaries resulted principally from the hiring of a vice president of operations and a chief financial officer in June and November 2001, respectively, an increase in the Company's credentialing staff in September 2001, and expansion of the Company's operations in west Texas and Utah in 2002.

* Selling, general and administrative costs of $119,856 for the three months ended September 30, 2002 exceeding such costs of $103,805 for the three months ended September 30, 2001. Such costs increased primarily as a result of the expansion of the Company's operations in west Texas and Utah.

* Legal and accounting fees decreasing from $36,180 for the three months ended September 30, 2001 to $25,796 for the three months ended September 30, 2002. Professional fees in third quarter 2001 were higher in connection with the Company's pending acquisition by eInsure Networks Corporation.

* Higher interest expense for the three months ended September 30, 2002 of $33,072 than for the three months ended September 30, 2001 of $6,978. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to September 30, 2001.

Nine months ended September 30, 2002 versus nine months ended September 30, 2001
--------------------------------------------------------------------------------

The Company incurred a net loss for the nine months ended September 30, 2002 of $514,240. This loss exceeded the loss of $177,939 for the nine months ended September 30, 2001, primarily due to:

* Lower revenues for the nine months ended September 30, 2002 of $415,346 than for the nine months ended September 30, 2001 of $591,013. The nine months ended September 30, 2001 included $190,881 in revenues associated with services provided to Community Health-Risk Corporation, which was acquired by the Company in June 2001.

* Higher salaries and related expenses for the nine months ended September 30, 2002 of $381,865 than for the nine months ended September 30, 2001 of $252,372. These increased salaries resulted principally from the hiring of a vice president of operations and a chief financial officer in June and November 2001, respectively, an increase in the Company's credentialing staff in September 2001, and expansion of the Company's operations in west Texas and Utah in 2002.

* Selling, general and administrative costs of $247,678 for the nine months ended September 30, 2002 lower than such costs of $351,504 for the nine months ended September 30, 2001. During the second quarter of 2001, the Company paid a stockholder $100,000 to assist the Company in obtaining capital.

* Legal and accounting fees increasing from $55,060 for the nine months ended September 30, 2001 to $109,556 for the nine months ended September 30, 2002. The increase in such professional fees was associated principally with the Company's efforts to raise capital.

* Higher interest expense for the nine months ended September 30, 2002 of $90,859 than for the nine months ended September 30, 2001 of $24,570. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to September 30, 2001.


FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $311,146 and an accumulated deficit of $1,681,300 at September 30, 2002, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan, including its program for regional insured group health plans.

At September 30, 2002, the Company had little data available on trends in the specific markets targeted for its proposed insured health plan operations. However, the increase in healthcare costs and demand for healthcare services experienced nationwide indicate increasing market demand for products such as the regional insured group health plan model proposed by the Company. There are no material commitments for the capital resources of the Company as of September 30, 2002, and any such commitments will be considered only upon the securing of the financing needed to implement the Company's business plan.

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


Item 3.  Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

None


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

In December 2002, the Company's vice president of operations resigned. That position has been eliminated. A new position, President of the Company's Health Plans division, will be created and filled once the Company obtains the financing necessary to implement its business plan.

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

                                        TRANS-CENTURY RESOURCES, INC.
                                        (Registrant)


 January 24, 2003                      By:   /s/ Stephen L. Cobb
                                        --------------------------------
                                         Stephen L. Cobb
                                         Chief Financial Officer
                                        (Principal Financial Officer)

                                 CERTIFICATION

I, Mary W. Patterson, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trans-Century Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003
                                            /s/ Mary W. Patterson
                                            -----------------------
                                            Mary W. Patterson
                                            Chief Executive Officer

                                 CERTIFICATION

I, Stephen L. Cobb, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trans-Century Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003
                                            /s/ Stephen L. Cobb
                                            -----------------------
                                            Stephen L. Cobb
                                            Chief Financial Officer
                                       19