Form 10KSB/A
period 2001-12-31
TRANS CENTURY RESOURCES INC
filed 2003-01-31
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 for the fiscal year ended DECEMBER 31, 2001

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from ____________ to ____________

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

As of May 15, 2002 the registrant had 13,500,000 shares of Common Stock, $.001 par value, outstanding.

No documents are incorporated by reference.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                   TABLE OF CONTENTS - 2001 FORM 10-KSB REPORT

                                                                        Page
                                                                       Number
                                                                     ----------
                                     PART I

Item   1.      Business.................................................. 3

Item   2.      Properties................................................ 9

Item   3.      Legal Proceedings......................................... 9

Item   4.      Submission of Matters to a Vote of Security Holders....... 9

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Shareholder Matters.......................................10

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................10

Item   7.      Financial Statements......................................12

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................13

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act.......................................132

Item  10.      Executive Compensation....................................16

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management............................................17

Item  12.      Certain Relationships and Related Transactions............19

Item  13.      Exhibits and Reports on Form 8-K..........................20

Signatures  .............................................................22

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

GENERAL.

Since 1982, Trans-Century Resources and its Texas predecessors have provided managed health care consulting services to approximately 100 clients in twelve states. These clients have consisted primarily of hospitals and physician groups ("Providers") in non-urban markets. Services to clients have included consultation about and negotiation of managed care contracts on behalf of Providers with third party insurance entities ("Payers") and the identification and implementation of revenue enhancement and/or cost savings programs for Provider clients. Services have been provided to clients involved in insurance risk, including Provider-sponsored HMOs and employer-funded insurance programs. The Company's risk management services have included oversight of the payment of medical claims, analysis of the level of medical costs, premium setting, and coordination of catastrophic insurance requirements. The Company is currently providing services to approximately a dozen clients in Texas, Louisiana, and Utah. Community Health Risk Corporation and Integrated Physician Partners/Pri-Med Health Network accounted for 29% and 12%, respectively, of Trans-Century revenue during 2001.


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

The projected market regions for the Trans-Century Health Plans will be non-urban population centers of 100,000 to 300,000 with sufficient local hospital and physician representation to support a preferred provider network (i.e., a Trans-Century Provider Network). Typically these will be communities with only one or two hospitals. The Company believes that its existing relationships in these smaller markets provide it with a significant competitive advantage over larger, heavily capitalized insurance companies not presently in the markets due to their size. However, there are risks associated with these smaller markets. Without an adequate number of insureds to share the cost of healthcare services provided to the insured group as a whole, the Company will have a higher risk of loss. Furthermore, the Company will need to determine that the insurance premium it will charge is sufficient to cover the cost of benefits to be provided under its health insurance program. If the Company has to discount its calculated premiums in order to obtain market share, or if actual medical services greatly exceed those anticipated, the insurance and reinsurance premium revenue of the Company may be insufficient to cover the cost of benefits payable to its insureds. The Company will commence the offering of Trans-Century Health Plan products in various communities in the state of Texas. After launching health plan products in Texas and Utah, Trans-Century Resources expects to expand its offering of these products to non-urban communities in other states.

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

Due to the Company's lack of insurance business to date, there have not been any actuarially-determined minimum reserve balances required by the British Virgin Islands Commissioner of Insurance to be maintained by Community Health-Risk Corporation. However, the British Virgin Islands Commissioner of Insurance has expressed concerns about CHRC's current compliance with regulatory capital requirements. Company management is currently reviewing its options with respect to CHRC, including putting it into a dormant category until funding and contract activity begin to occur.


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


ITEM 2. PROPERTIES

Trans-Century Resources leases corporate offices in Austin, Texas under a noncancelable operating lease expiring October 2002, at the current annual rate of $80,663. The Company also leases office space in the Dallas/Fort Worth, Texas area under a lease expiring April 2003, at the current annual rate of $8,232, and in the Salt Lake City, Utah area under a lease with a six-month term, expiring January 2003 at a monthly rate of $1,440.


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

Second, the need for an entity that could participate in insurance risk was recognized early in the process. In April 2000, a group including a shareholder of the Company established Community Health-Risk Corporation ("CHRC"), a captive insurance company domiciled in the British Virgin Islands. CHRC was invoiced by Trans-Century Resources for billable hours and out of pocket expenses associated with the development of a community based health plan concept until mid-2001, when the Company acquired the stock of CHRC for $30,000 of debt payable to the shareholder of the Company. CHRC had recorded an intangible asset of approximately $933,000 to reflect capitalization amounts invoiced by Trans-Century Resources. Trans-Century Resources recorded total revenue of approximately $732,000 in 2000 and $211,000 in 2001 for amounts invoiced to CHRC. CHRC made only one payment of $3,500 on amounts invoiced by the Company.

The financial impact of the CHRC acquisition in mid-2001 on the Company's operations was two-fold. Management determined that the intangible asset of approximately $933,000 associated with the Company's investment in CHRC had no value and charged it, along with the acquisition cost of CHRC of $30,000, against earnings at year-end 2001. In addition, revenue recorded by Trans-Century Resources from CHRC declined by approximately $521,000 between 2000 and 2001.

Third, substantial legal, accounting, and other costs were incurred in connection with the Company's financing and infrastructure development efforts. These were partly offset by a decline in compensation expenses during 2001 as a result of the elimination of several positions earlier in the year.

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

At December 31, 2001, the Company had little data available on trends in the specific markets targeted for its proposed insured health plan operations. However, the increase in healthcare costs and demand for healthcare services experienced nationwide indicate increasing market demand for products such as the regional insured group health plan model proposed by the Company. There are no material commitments for the capital resources of the Company as of December 31, 2001, and any such commitments will be considered only upon the securing of the financing needed to implement the Company's business plan.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As a result of the merger of Trans-Century Resources, Inc., a Texas corporation, and eInsure Networks Corporation, the Board of Directors voted to dismiss Weinberg & Company, P.A. ("Weinberg") as the Company's certifying accountant effective February 15, 2002. Weinberg's reports on the financial statements for 2000 and 1999 identify us as a development stage company without operations and with accumulated losses, and identify that substantial doubt exists concerning our ability to continue as a going concern. There have been no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure during our two most recent fiscal years and the interim period from January 1, 2001 through February 18, 2002.

On February 18, 2002, the Company engaged Sprouse & Anderson, L.L.P., Austin, Texas as its certifying accountant. During the Company's two most recent fiscal years and for the interim period through February 15, 2002, neither the Company nor anyone on its behalf consulted with Sprouse & Anderson, L.L.P. regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.


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

Larry Stockman, Ph.D., is a Director, and President of NuHealth EAP Division. Dr. Stockman has served as a consultant to Trans-Century Resources in prior years, and became a Director and Executive of the Company at the time of the merger. Dr. Stockman served as the EAP Director for BJC Healthcare, a large St. Louis based provider, from 1999 until his affiliation in 2001 with Trans-Century Resources. He has prior EAP operational experience with organizations such as American Healthcare Partners (1996-1999), Behavioral Health, Inc. (1993-1996), and Human Affairs International (1984-1993). His early career included assignments in South America and the USA with Exxon Corporation. Dr. Stockman holds several advanced degrees. His term as a Director expires in 2002.

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

                                                      SUMMARY COMPENSATION TABLE

                                Annual Compensation                                   Long Term Compensation
                      -------------------------------------------------- --------------------------------------------------
                                                             Other        Restricted
                                                             Annual         Stock        Options      LTIP        All Other
Position               Year     Salary ($)    Bonuses($)  Compensation($)  Awards($)     SARs(#)    Payouts ($)  Compensation
---------              ----     ----------    ----------  --------------  -----------    -------    -----------  ------------
George Todt,           2001         0            0            0               0            0           0             0
President,             2000         0            0            0               0            0           0             0
eInsure Network

Mary Patterson         2001         0            0            0               0            0           0             0
President, Trans-      2000         0            0            0               0            0           0             0
 Century Resources

Larry Stockman         2001        $1,536        0            0               0            0           0             0
President, NuHealth    2000         0            0            0               0            0           0             0
    EAP Division

Mark D. Thomey         2001       $46,154        0            0               0            0           0             0
Vice President,        2000         0            0            0               0            0           0             0
 Operations


Stephen L. Cobb        2001       $13,846        0            0               0            0           0             0
Chief Financial        2000         0            0            0               0            0           0             0
 Officer, Vice
   President



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

The Company's executive officers have waived some or all of their salaries to date, but are at a minimum being reimbursed for expenses incurred on the Company's behalf. If the Company's officers had received their base salaries under the agreements during the year ended December 31, 2001, reported salaries and related expenses for those periods would have increased by $179,618 and the net loss would have been $(1,613,341).


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

Title of    Name and                            Amount and         Percent of
Class       Address of                          Nature of          Class (1)
            Beneficial                          Beneficial
            Owner                               Ownership
------------------------------------------------------------------------------
Common      Appletree Investment Company, Ltd.(2)  1,800,000         13.33%
Stock       69 Athol Street                     Direct
            Douglas, Isle of Man 1M1 1JE

Common      Mary W. Patterson,                  6,000,000            44.44%
Stock       President, Chief Executive          Direct
            Officer and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

(table continued on following page)

Title of    Name and                            Amount and         Percent of
Class       Address of                          Nature of          Class (1)
            Beneficial                          Beneficial
            Owner                               Ownership
------------------------------------------------------------------------------
Common      D. L. Patterson                      2,000,000            14.82%
Stock       Director                             Direct
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Larry Stockman                       2,000,000            14.82%
Stock       NuHealth EAP Division                Direct
            President and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Mark D. Thomey                       200,000               1.48%
Stock       Vice President, Operations           Direct
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Stephen L. Cobb                      200,000               1.48%
Stock       Chief Financial Officer and          Direct
            Vice President
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      James Walters                           0                0.00%
Stock       Director                             Direct
            14724 Ventura Blvd., Second Floor
            Sherman Oaks, California 91403

Common      All directors and executive          10,400,000            77.04%
Stock       officers as a group                  Direct
            (6 persons)

------------
(1)  Based on 13,500,000 shares of common stock outstanding as of May 15, 2002

(2) Appletree Investment Company, Ltd. is a corporation domiciled on the Isle of Man. Its directors, Simon Grant Duggan, Bernard O'Kelly, Stewart Davies and Gordon Drake, have voting and investment power for the Trans-Century shares owned by Appletree Investment Company, Ltd.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mary Patterson, President, Chief Executive Officer, and a director of Trans-Century Resources and D. L. Patterson, Secretary and Chairman of the Board of Directors, are wife and husband.

Community Health-Risk Corporation, the captive insurance company, was formed in 2000 by Mr. Patterson and others CHRC was invoiced by Trans-Century Resources for billable hours and out of pocket expenses associated with the development of a community based health plan concept until mid-2001, when the Company acquired the stock of CHRC for $30,000 of debt payable to Mr. Patterson. CHRC had recorded an intangible asset of approximately $933,000 to reflect capitalization amounts invoiced by Trans-Century Resources. CHRC made only one payment of $3,500 on amounts invoiced by the Company. At year-end 2001, management determined that the intangible asset of approximately $933,000 associated with the Company's investment in CHRC had no value, and charged it, along with the acquisition cost of CHRC of $30,000, against earnings

During the second quarter of 2001, the Company paid PageOne Business Productions, LLC $100,000 to assist the Company in obtaining capital. PageOne Business Productions, LLC holds 200,000 shares of the Company's common stock (1.48% of the shares outstanding as of September 15, 2002). PageOne Business Productions, LLC also holds a transferable warrant to purchase 350,000 shares of the Company's common stock exercisable through November 19, 2006 at $1.00 per share.

During the year ended December 31, 2001, Mr. Patterson and Mr. Stockman made unsecured advances to the Company which were used by the Company to meet its working capital needs. All advances are due January 1, 2004, and accrue interest at 9% annually. During 2001, the Company received advances totaling $513,000, and made payments of $-0-. In addition, the Company has an unsecured note payable to Mr. Patterson related to the purchase of Community Health-Risk Corporation in the amount of $30,000. The note is due January 1, 2004, bearing interest at the prime rate plus 1.75%. At December 31, 2001, amounts owed Mr. Patterson and Mr. Stockman were included in the consolidated balance sheet as due to officers and directors in the amount of $1,017,900, and accrued interest on the advances was $68,331. All of the shareholders of Trans-Century Resources, Inc. (the Texas Corporation) and of eInsure Networks Corporation, including the persons named in Item 11, were parties to the Merger Agreement and the merger transactions described in Item 1 and Item 5.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13, the Company has a working capital deficiency of $148,526, an accumulated deficit of $1,167,060 and a net loss for the year ended December 31, 2001 of $1,435,710. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Note 13. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SPROUSE & ANDERSON, L.L.P.

April 11, 2002
Austin, Texas

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $     2,509
  Restricted cash                                                      250,000
  Accounts receivable, net                                             139,533
  Deposits and prepaid expenses                                          5,768
                                                                   -----------
      Total Current Assets                                             397,810

PROPERTY AND EQUIPMENT, net                                             15,225
OTHER ASSETS                                                               499
                                                                   -----------
   TOTAL ASSETS                                                    $   413,534
                                                                   ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   123,543
   Accrued expenses                                                     22,778
   Accrued interest                                                     75,327
   Note payable                                                        250,000
   Obligations under capital lease, current portion                      3,688
   Line of credit                                                       71,000
                                                                   -----------
      Total Current Liabilities                                        546,336

   Due to officers and directors, long-term                          1,017,900

   Obligations under capital lease, net of current portion               2,358
                                                                   -----------

      Total Liabilities                                              1,566,594
                                                                   -----------
Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                              -0-
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued and outstanding)                                14,000
   Accumulated Deficit                                              (1,167,060)
                                                                   -----------
      Total Shareholders' Equity (Deficit)                          (1,153,060)
                                                                   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $   413,534
                                                                   ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        2001          2000
                                                   -----------     -----------
REVENUES                                           $   727,300     $ 1,269,416

EXPENSES
   Selling, general and administrative                 559,519         453,914
   Salaries and related expenses                       381,760         425,665
   Impairment expense                                  933,358              -0-
   Legal and accounting fees                           112,142           7,351
   Office supplies                                      19,063          23,098
   Rent                                                 78,790          75,000
   Bank charges                                            206              12
                                                   -----------     -----------
      Total Operating Costs and Expenses             2,084,838         985,040
                                                   -----------     -----------
Operating Income (Loss)                             (1,357,538)        284,376
                                                   -----------     -----------
Other Income (Expense)
   Interest expense                                    ( 9,841)         (2,510)
   Interest expense-related party                     (68,331)         (20,997)
   Other                                                   -0-           9,131
                                                   -----------     -----------
      Total Other Income (Expense)                     (78,172)        (14,376)
                                                   -----------     -----------

INCOME (LOSS) BEFORE TAXES                          (1,435,710)        270,000

PROVISION FOR TAXES                                        -0-             -0-
                                                   -----------     -----------

NET INCOME (LOSS)                                  $(1,435,710)    $   270,000
                                                   ===========     ===========

Earnings (Loss) Per Share
   Basic and diluted                               $     (.13)     $       .03
                                                   ===========     ===========
Weighted Average Common Shares
 outstanding during the period,
 basic and diluted                                  11,095,890      10,000,000
                                                   ===========     ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          TRANS-CENTURY RESOURCES, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                             Common Stock                     Additional
                                         ----------------------   Partners'    Paid-In      Accumulated
                                           Shares       Amount     Capital     Capital        Deficit         Total
                                         ----------     -------   ---------   ----------    -----------     -----------
   Balance at January 1, 2000                   -0-     $   -0-   $  66,244   $      -0-    $       -0-     $    66,244

   Partner distributions through
    TCO Trans-Century, Ltd.                     -0-         -0-     (36,000)         -0-            -0-         (36,000)

   Net income                                               -0-     270,000          -0-            -0-         270,000
                                         ----------     -------   ---------   ----------    -----------     -----------

   Balance at January 1, 2001                   -0-         -0-     300,244          -0-            -0-         300,244

   Partner distributions through
    TCO Trans-Century, Ltd.                     -0-         -0-     (21,000)         -0-            -0-         (21,000)

   Conversion of TCO Trans-Century, Ltd.
    to Trans-Century Resources, Inc.          1,000       1,000    (279,244)         -0-        278,244             -0-

   Acquisition of NuHealth Employee
    Assistant Program                           200         200         -0-          -0-          1,787           1,987

   Acquisition of eInsure as a
    recapitalization                     13,998,800      12,800         -0-          -0-        (11,381)          1,419
                                         ----------     -------   ---------    ---------    -----------     -----------

   Balance at November 19, 2001
    (merger date)                        14,000,000      14,000         -0-          -0-        268,650         282,650

   Net loss for the year ended
    December 31, 2001                           -0-         -0-         -0-          -0-     (1,435,710)     (1,435,710)
                                         ----------     -------   ---------    ---------    -----------     -----------

   Balance at December 31, 2001          14,000,000     $14,000   $     -0-    $     -0-    $(1,167,060)    $(1,153,060)
                                         ==========     =======   =========    =========    ===========     ===========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                              2001          2000
                                                           -----------   ----------
Cash flows used by operating activities:
Net income (loss)                                          $(1,435,710)  $  270,000
Adjustments to reconcile net loss to cash used by
 operating activities
   Stock issued in acquisition                                   3,406          -0-
   Depreciation and amortization                                11,184        9,843
   Bad debt expense                                                -0-       87,101
Changes in operating assets and liabilities
   (Increase) decrease in restricted cash                     (250,000)         -0-
   (Increase) decrease in accounts receivable                  703,219     (780,377)
   Decrease in other current assets                              2,893          -0-
   (Increase) decrease in deposits and prepaid expenses           (499)        (379)
   Increase (decrease) in accounts payable                     113,012       (1,463)
   Increase in other accrued expenses                           82,629       13,814
                                                           -----------   ----------
Net cash used by operating activities                         (769,866)    (401,461)
                                                           -----------   ----------
Cash flows used for investing activities
   Acquisition of fixed assets                                  (3,397)      (4,743)
                                                           -----------   ----------
Net cash used for investing activities                          (3,397)      (4,743)
                                                           -----------   ----------
Cash flows from financing activities:
   Proceeds from notes payable                                 250,000          -0-
   Payments under capital leases                                (1,941)         -0-
   Distributions                                               (21,000)     (36,000)
   Proceeds from advances by partners                          543,000      349,900
   Borrowings on line of credit                                    -0-       71,000
                                                           -----------   ----------
Net cash provided by financing activities                      770,059      384,900
                                                           -----------   ----------
Net increase (decrease) in cash                                 (3,204)     (21,304)
Cash and cash equivalents, beginning of year                     5,713       27,017
                                                           -----------   ----------
Cash and cash equivalents, end of year                     $     2,509   $    5,713
                                                           ===========   ==========
NON-CASH TRANSACTIONS
   Cash paid for interest                                  $     3,929   $    9,510
                                                           ===========   ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES
   Purchase of fixed assets under capital leases           $     7,987   $      -0-
                                                           ===========   ==========
   Issuance of common stock for assets acquired            $     1,987   $      -0-
                                                           ===========   ==========
   Stock issued in eInsure acquisition                     $     1,419   $      -0-
                                                           ===========   ==========
   Acquisition of CHRC for note payable                    $    30,000   $      -0-
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

Effective October 31, 2001, TCO transferred all right, title and interest in TCO to Trans-Century Resources, Inc., a Texas corporation (T-C Texas), in exchange for 1,000 shares of no-par common stock of T-C Texas. At the date of transfer, TCO's assets included a wholly owned subsidiary, Community Health Risk Corporation (CHRC), a captive insurance company domiciled in the British Virgin Islands.

CHRC was originally owned by a group including a shareholder of the Company. TCO had provided services to and invoiced CHRC for billable hours and out of pocket expenses associated with the development of its community based health plan concept until mid-2001, when TCO acquired the stock of CHRC for $30,000 of debt payable to the shareholder of the Company. CHRC had recorded an intangible asset of approximately $933,000 to reflect capitalization amounts invoiced by TCO. At year end 2001 it was determined that there was no value to the intangible asset of approximately $933,000 associated with the Company's investment in CHRC, and as such it was impaired under SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The $30,000 related to the acquisition was expensed under SOP 98-5, "Reporting on the Costs of Start-Up Activities." The acquisition was accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value. CHRC was inactive and there was no activity in 2001.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

ORGANIZATION, continued

Prior to the merger, the principal stockholder of eInsure was AppleTree Investments Company, Ltd. There were no material relationships between (i) T-C Texas or any of its affiliates, any officer or director of T-C Texas or any associate of any such director or officer, and (ii) eInsure or any of its affiliates, any officer or director of eInsure or any associate of any such director or officer, except that Larry Stockman, an officer, director and principal shareholder of T-C Texas is the brother-in-law of the former president and sole director of eInsure.

The Agreement provided that certain individuals named therein, including the three principal stockholders of T-C Texas, would be elected as directors of the surviving corporation and that the previous sole director would resign.

Trans-Century Resources, Inc. is a managed care consulting business that services clients throughout the United States. Its wholly owned captive insurance subsidiary, CHRC, is inactive. At year-end 2001, management deemed the intangible asset of approximately $933,000 associated with the Company's investment in CHRC to be impaired under Statement of Financial Accounting Standard 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and charged such amounts to operations at that time.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, Continued

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At December 31, 2001, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.

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

ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2001:

          Furniture and fixtures                          $ 90,415
          Less accumulated depreciation                    (75,190)
                                                          --------
                Net Depreciable Assets                    $ 15,225
                                                          --------

Depreciation expense for the years ended December 31, 2001 and 2000 was $11,184 and $9,843, respectively.


NOTE 3:  DUE TO OFFICERS AND DIRECTORS


During the years ended December 31, 2001 an officer and a director made unsecured advances to the Company. All advances made are due January 1, 2004 and accrue interest at 9% annually. During 2001, the Company received advances totaling $513,000 and made payments of $-0-. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At December 31, 2001, due to officers and directors was $1,017,900.


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


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. This plan is a defined contribution plan under which the Company matched 100% of employee contributions up to 3% of gross salary. Employer contributions were $13,061 and $12,133 for the years ended December 31, 2001 and 2000, respectively.

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
                                                              =======

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under noncancelable operating leases expiring October 2002. Total rent expense under all operating leases for the years ended December 31, 2001 and 2000 was approximately $79,000 and $75,000, respectively..

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

NOTE 9:  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 an officer and a director made unsecured advances to the Company. All advances made are due January 1, 2004 and accrued interest at 9% annually. During 2001, the Company received advances totaling $513,000 and made payments of $-0-. In addition, the Company has an unsecured note payable to a director in the amount of $30,000, due January 1, 2004, bearing interest at the prime rate plus 1.75%. At December 31, 2001, due to officers and directors was $1,017,900. In addition, accrued interest on the advances was $68,331.

During the second quarter of 2001, the Company paid PageOne Business Productions, LLC $100,000 to assist the Company in obtaining capital. PageOne Business Productions, LLC is a shareholder of the Company.

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

One customer accounted for more than 10% of Company revenues during 2000. Revenues for services provided to Community Health Risk Corporation, acquired by the Company in 2001, aggregated approximately $732,000 in 2000. In 2001, customers accounting for more than 10% of Company revenues included Community Health Risk Corporation with approximately $211,000, and Integrated Physician Partners/Pri-Med Health Network with approximately $85,000.


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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $148,526, an accumulated deficit of $1,167,060 and a net loss for the year ended December 31, 2001 of $1,435,710. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                   TRANS-CENTURY RESOURCES, INC.

Amendment No. 2
Date     January 30, 2003          By: /s/ Mary W. Patterson
                                       --------------
                                   Name: Mary W. Patterson
                                   Title:  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of we and ill the capacities and on the dates indicated.


Date     January 30, 2003          By: /s/ Mary W. Patterson
                                       --------------
                                   Name: Mary W. Patterson
                                   Title: Chief Executive Officer, Director

Date     January 30, 2003          By: /s/ D. L. Patterson
                                       ---------------
                                   Name: D. L. Patterson
                                   Title: Chairman of the Board, Secretary

Date     January 30, 2003          By: /s/ Larry Stockman
                                       -------------
                                   Name: Larry Stockman
                                   Title: Director

Date     January 30, 2003          By: /s/ Stephen L. Cobb
                                       --------------
                                   Name: Stephen L. Cobb
                                   Title: Chief Financial Officer

Date     January 30, 2003          By: /s/ James Walters
                                       --------------
                                   Name: James Walters
                                   Title:  Director