Form 10QSB/A
period 2002-03-31
TRANS CENTURY RESOURCES INC
filed 2003-01-31
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                         YES  [X]    NO  [ ]

     As of May 15, 2002, there were 13,500,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2002
                                 (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $       524
  Restricted cash                                                      250,000
  Accounts receivable, net                                             142,672
  Deposits and prepaid expenses                                          7,607
                                                                   -----------
      Total Current Assets                                             400,803

PROPERTY AND EQUIPMENT, net                                             14,722
OTHER ASSETS                                                               374
                                                                   -----------
   TOTAL ASSETS                                                    $   415,899
                                                                   ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   123,456
   Accrued expenses                                                     16,161
   Accrued interest                                                     99,073
   Note payable                                                        250,000
   Obligations under capital lease, current portion                      3,688
   Line of credit                                                       70,589
                                                                   -----------
      Total Current Liabilities                                        562,967

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             1,115,400

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                  1,550
                                                                   -----------

      Total Liabilities                                              1,679,917
                                                                   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                              -0-
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued and outstanding)                                14,000
   Accumulated Deficit                                              (1,278,018)
                                                                   -----------
      Total Shareholders' Equity (Deficit)                          (1,264,018)
                                                                   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $   415,899
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
                                                   ===========     ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    (Unaudited)

                                                           2002         2001
                                                       -----------   ----------
Cash flows used by operating activities:
Net income (loss)                                      $  (110,958)  $  (23,691)
Adjustments to reconcile net loss to cash used by
 operating activities
   Depreciation and amortization                             2,125        1,959
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable               (3,139)     (25,369)
   (Increase) decrease in deposits and prepaid expenses     (1,839)       1,897
   Increase (decrease) in accounts payable                     (87)       5,366
   Increase in other accrued expenses                       17,129        8,707
                                                       -----------   ----------
Net cash used by operating activities                      (96,769)     (31,131)
                                                       -----------   ----------

Cash flows used for investing activities
   Acquisition of fixed assets                              (1,497)      (1,213)
                                                       -----------   ----------

Net cash used for investing activities                      (1,497)      (1,213)
                                                       -----------   ----------

Cash flows from financing activities:
   Payments under capital leases                              (808)         -0-
   Payments on line of credit                                 (411)         -0-
   Distributions                                               -0-       (9,000)
   Proceeds from advances by director                       97,500       45,000
                                                       -----------   ----------
Net cash provided by financing activities                   96,281       36,000
                                                       -----------   ----------

Net increase (decrease) in cash                             (1,985)       3,656
Cash and cash equivalents, beginning of period               2,509        5,713
                                                       -----------   ----------
Cash and cash equivalents, end of period               $       524   $    9,369
                                                       ===========   ==========
NON-CASH TRANSACTIONS

   Cash paid for interest                              $     3,650   $    1,932
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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At March 31, 2002, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.


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
                                                          --------

Depreciation expense for the three months ended March 31, 2002 and 2001 was approximately $2,000 and $2,000, respectively.


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


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. Pursuant to this defined contribution plan, the Company matches 100% of employee contributions up to 3% of gross salary.

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

During the three months ended March 31, 2002, three customers accounted for more than 10% of the Company's revenue, including Insurance Compliance Consulting Services with $19,089, Family Health Network with $17,678, and Integrated Physician Partners and Pri-Med Health Network with $16,358.

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


NOTE 14:  SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. The Company incurred a net loss for the three months ended March 31, 2002 of $110,958. This loss exceeded the loss of $23,691 for the three months ended March 31, 2001, primarily due to:

* Lower revenues for the three months ended March 31, 2002 of $153,344 than for the three months ended March 31, 2001 of $177,250. The higher revenue in the first quarter of 2001 resulted from revenue associated with CHRC.

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

* Higher interest expense for the three months ended March 31, 2002 of $27,395 than for the three months ended March 31, 2001 of $10,418. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to March 31, 2001.


FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $162,164 and an accumulated deficit of $1,278,018 at March 31, 2002, and expects to incur losses for the near future. There were significant fluctuations in its accounts receivable balances, but no cash collected, during the years ended December 31, 2000 and 2001 associated with the services invoiced to CHRC in 2000 and early 2001 and the subsequent acquisition of CHRC by the Company in 2001, as discussed above. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan, including its program for regional insured group health plans.


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

                                        TRANS-CENTURY RESOURCES, INC.
                                        (Registrant)


 January 30, 2003                      By:   /s/ Stephen L. Cobb
                                          --------------------------------
                                          Stephen L. Cobb
                                          Chief Financial Officer
                                          (Principal Financial Officer)