Form 10QSB/A
period 2002-06-30
TRANS CENTURY RESOURCES INC
filed 2003-01-31
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1

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

                         YES  [X]    NO  [ ]

     As of August 15, 2002, there were 13,500,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

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

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $        499
  Restricted cash                                                      250,000
  Accounts receivable, net                                             136,956
  Deposits and prepaid expenses                                          5,769
                                                                  ------------
      Total current assets                                             393,224
                                                                  ------------
PROPERTY AND EQUIPMENT, net                                             12,722
OTHER ASSETS                                                               249
                                                                  ------------
      TOTAL ASSETS                                                $    406,195
                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Bank overdraft                                                 $     15,166
   Deferred revenue                                                     12,500
   Accounts payable                                                    169,772
   Accrued expenses                                                     17,430
   Accrued interest                                                    125,645
   Note payable                                                        250,000
   Obligations under capital lease, current portion                      2,880
   Line of credit                                                       70,589
                                                                  ------------
      Total current liabilities                                        663,982
                                                                  ------------
DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             1,227,000

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                  1,329
                                                                  ------------
      Total liabilities                                              1,892,311
                                                                  ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                                -
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued, 13,500,000 outstanding)                        14,000
   Accumulated Deficit                                              (1,499,616)
         Total paid-in capital and retained earnings                (1,485,616)
   Less cost of treasury stock (500,000 shares)                           (500)
                                                                  ------------
         Total shareholders' equity (deficit)                       (1,486,116)
                                                                  ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    406,195
                                                                  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANS-CENTURY RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                             Three months ended                Six months ended
                                         June 30, 2002  June 30, 2001     June 30, 2002   June 30, 2001
                                         -------------   -------------    -------------   -------------
REVENUES                                 $   131,273    $    258,626      $   284,617     $   435,876

EXPENSES
Selling, general and administrative           64,769         180,846          127,822         247,699
Salaries and related expenses                150,202          96,331          280,371         190,694
Legal and accounting fees                     69,757          18,125           83,759          18,880
Office supplies                                8,213           4,006           14,270           9,509
Rent                                          30,477          20,004           51,977          41,094
Depreciation and amortization                  2,125           1,959            4,250           3,920
                                         -------------   -------------    -------------   -------------
      Total operating expenses               325,543         321,271          562,449         511,796
                                         -------------   -------------    -------------   -------------

      Operating income (loss)               (194,270)        (62,645)        (277,832)        (75,920)
                                         -------------   -------------    -------------   -------------

Other income (expense)
   Interest expense                          (30,390)         (7,174)         (57,786)        (17,592)
   Interest and other income                   3,062              -             3,062              -
                                         -------------   -------------    -------------   -------------
      Total other income (expense)           (27,328)         (7,174)         (54,724)        (17,592)
                                         -------------   -------------    -------------   -------------

LOSS BEFORE TAXES                           (221,598)        (69,819)        (332,556)       (93,512)

PROVISION FOR TAXES                                -              -                -               -
                                         -------------   -------------    ------------    -------------

NET LOSS                                 $  (221,598)    $   (69,819)     $  (332,556)    $   (93,512)
                                         ============    =============     ============   =============

Loss per share, basic and diluted        $    (0.016)    $    (0.007)     $    (0.024)    $    (0.009)
                                         ============    =============     ============   =============

Weighted average common shares
outstanding during the period,
basic and diluted                         13,527,473      10,000,000       13,762,431      10,000,000
                                         ============    =============     ============   =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six months ended
                                                          June 30, 2002   June 30, 2001
                                                          -------------   -------------
Cash flows used by operating activities
Net income (loss)                                         $  (332,556)    $   (93,512)
Adjustments to reconcile net loss to cash used by
   operating activities
   Depreciation and amortization                                4,250           3,919
Changes in operating assets and liabilities
   (Increase) decrease in restricted cash                           -        (250,000)
   (Increase) decrease in accounts receivable                   2,576        (193,888)
   (Increase) decrease in deposits and prepaid expenses             -          (1,577)
   (Increase) decrease in other assets                              -           5,119
   Increase (decrease) in deferred revenue                     12,500               -
   Increase (decrease) in accounts payable                     46,229          16,453
   Increase (decrease) in accrued expenses                     (5,348)           (932)
   Increase (decrease) in accrued interest                     50,318           8,483
                                                          -------------   -------------
Net cash used by operating activities                        (222,031)        (505,935)
                                                          -------------   -------------

Cash flows used for investing activities
   Acquisition of fixed assets                                 (1,497)         (1,213)
                                                          -------------   -------------
Net cash used for investing activities                         (1,497)         (1,213)
                                                          -------------   -------------

Cash flows from financing activities
   Increase in bank overdraft                                  15,166               -
   Payments under capital leases                               (1,837)              -
   Increase (decrease) in note payable                              -         250,000
   Increases (decreases) in line of credit                       (411)          7,000
   Acquisition of treasury stock                                 (500)              -
   Distributions                                                    -         (18,000)
   Due to officers and directors                              209,100         268,100
                                                          -------------   -------------
Net cash provided by financing activities                     221,518         507,100
                                                          -------------   -------------

Net increase (decrease) in cash                                (2,010)            (48)
Cash and cash equivalents, beginning of period                  2,509           5,713
                                                          -------------   -------------

Cash and cash equivalents, end of period                  $       499     $     5,665
                                                          =============   =============

NON-CASH TRANSACTIONS
   Cash paid for interest                                 $     7,468     $     9,109

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At June 30, 2002, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.


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
                                                          --------

Depreciation expense for the three months and six months ended June 30, 2002 was approximately $2,000 and $4,000, respectively.


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

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and 13,500,000 shares outstanding as of June 30, 2002.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $270,758, an accumulated deficit of $1,499,616 and a net loss for the six months ended June 30, 2002 of $332,556. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Three months ended June 30, 2002 versus the three months ended June 30, 2001
----------------------------------------------------------------------------

The Company incurred a net loss for the three months ended June 30, 2002 of $221,598. This loss exceeded the loss of $69,819 for the three months ended June 30, 2001, primarily due to:

* Lower revenues for the three months ended June 30, 2002 of $131,273 than for the three months ended June 30, 2001 of $258,626. The three months ended June 30, 2001 included $138,751 in revenues associated with services Provided to Community Health-Risk Corporation, which was acquired by the Company in June 2001.

* Higher salaries and related expenses for the three months ended June 30, 2002 of $150,202 than for the three months ended June 30, 2001 of $96,331. These increased salaries resulted principally from the hiring of chief operating and financial officers in June and November 2001, respectively, and an increase in the Company's credentialing staff in September 2001.

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

Six months ended June 30, 2002 versus the six months ended June 30, 2001
------------------------------------------------------------------------

The Company incurred a net loss for the six months ended June 30, 2002 of $332,556. This loss exceeded the loss of $93,512 for the six months ended June 30, 2001, primarily due to:

* Lower revenues for the six months ended June 30, 2002 of $284,617 than for the six months ended June 30, 2001 of $435,876. The six months ended June 30, 2001 included $190,881 in revenues associated with services provided to Community Health-Risk Corporation, which was acquired by the Company in June 2001.

* Higher salaries and related expenses for the six months ended June 30, 2002 of $280,371 than for the six months ended June 30, 2001 of $190,694. These increased salaries resulted principally from the hiring of chief operating and financial officers in June and November 2001, respectively, and an increase in the Company's credentialing staff in September 2001.

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


FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $270,758 and an accumulated deficit of $1,499,616 at June 30, 2002, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan, including its program for regional insured group health plans.


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