Form 10QSB/A
period 2002-09-30
TRANS CENTURY RESOURCES INC
filed 2003-01-31
CIK 1098469

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

                         YES  [X]    NO  [ ]

     As of January 1, 2003, there were 13,500,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

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
                                         ============    =============     =============   ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended
                                                          Sept 30, 2002   Sept 30, 2001
                                                          -------------   -------------
Cash flows used by operating activities
Net income (loss)                                           $(514,240)    $  (177,939)
Adjustments to reconcile net loss to cash used by
   operating activities
   Depreciation and amortization                                6,375           6,202
Changes in operating assets and liabilities
   (Increase) decrease in restricted cash                           -         (250,000)
   (Increase) decrease in accounts receivable                  25,384         (229,167)
   (Increase) decrease in deposits and prepaid expenses             -           (2,227)
   (Increase) decrease in other assets                              -            4,536
   Increase (decrease) in deferred revenue                     12,500               -
   Increase (decrease) in accounts payable                     38,417          30 652
   Increase (decrease) in accrued expenses                     (3,273)           (337)
   Increase (decrease) in accrued interest                     79,225           8,483
                                                          -------------   -------------
Net cash used by operating activities                         (355,612)        (609,797)
                                                          -------------   -------------

Cash flows used for investing activities
   Acquisition of fixed assets                                 (1,497)         (3,311)
                                                          -------------   -------------
Net cash used for investing activities                         (1,497)         (3,311)
                                                          -------------   -------------

Cash flows from financing activities
   Increase in bank overdraft                                   9,191              -
   Payments under capital leases                               (2,781)             -
   Increase (decrease) in note payable                              -         250,000
   Increases (decreases) in line of credit                       (411)              -
   Acquisition of treasury stock                                 (500)              -
   Deferred credit - prepaid participation fees                25,000               -
   Distributions                                                    -         (21,000)
   Due to officers and directors                              324,600         388,900
                                                          -------------   ------------
Net cash provided by financing activities                     355,099         617,900
                                                          -------------   ------------

Net increase (decrease) in cash                                (2,010)          4,792
Cash and cash equivalents, beginning of period                  2,509           5,713
                                                          -------------   ------------

Cash and cash equivalents, end of period                  $       499     $    10,505
                                                          =============   ============
NON-CASH TRANSACTIONS
   Cash paid for interest                                 $    11,634     $    16,087

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

NOTE 9:  COMMITMENTS AND CONTINGENCIES, Continued

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

Date: January 30, 2003
                                            /s/ Mary W. Patterson
                                            -----------------------
                                            Mary W. Patterson
                                            Chief Executive Officer

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

Date: January 30, 2003
                               /s/ Stephen L. Cobb
                               -----------------------
                               Stephen L. Cobb
                               Chief Financial Officer
                                       19