Form 10KSB
period 2002-12-31
TRANS CENTURY RESOURCES INC
filed 2003-07-09
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 for the fiscal year ended DECEMBER 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Revenues of issuer for fiscal year ended December 31, 2002 are $565,016.

There is no trading market for the registrant's Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 20, 2003 was $0.00.

As of June 20, 2003 the registrant had 13,500,000 shares of Common Stock, $.001 par value, outstanding.

No documents are incorporated by reference.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                   TABLE OF CONTENTS - 2002 FORM 10-KSB REPORT

                                                                        Page
                                                                       Number
                                                                     ----------
                                     PART I

Item   1.      Business.................................................. 3

Item   2.      Properties................................................ 9

Item   3.      Legal Proceedings......................................... 9

Item   4.      Submission of Matters to a Vote of Security Holders....... 9

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Shareholder Matters.......................................10

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................11

Item   7.      Financial Statements......................................13

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................13

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act.......................................13

Item  10.      Executive Compensation....................................15

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management............................................16

Item  12.      Certain Relationships and Related Transactions............17

Item  13.      Exhibits and Reports on Form 8-K..........................18

Item 14.       Controls and Procedures...................................21

Item 15.       Principal Accountant Fees and Services....................21

Signatures  .............................................................22

Certifications  .........................................................23

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT.

On December 22, 1994, an entity which had been conducting business since 1982 as Trans-Century Resources was organized into a limited partnership, TCO Trans-Century, Ltd.

Effective October 31, 2001, all right, title and interest in the limited partnership was transferred to Trans-Century Resources, Inc., a Texas corporation (T-C Texas), in exchange for shares of no-par common stock of T-C Texas. At the date of transfer, the limited partnership's assets included a wholly owned company, Community Health Risk Corporation (CHRC), acquired earlier in 2001 from a group including a director and shareholder. CHRC was inactive and there was no activity in 2002 or 2001.

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

GENERAL.

Since 1982, Trans-Century Resources and its Texas predecessors have provided managed health care consulting services to approximately 100 clients in twelve states. These clients have consisted primarily of hospitals and physician groups ("Providers") in non-urban markets. Services to clients have included consultation about and negotiation of managed care contracts on behalf of Providers with third party insurance entities ("Payers") and the identification and implementation of revenue enhancement and/or cost savings programs for Provider clients. Services have been provided to clients involved in insurance risk, including Provider-sponsored HMOs and employer-funded insurance programs. The Company's risk management services have included oversight of the payment of medical claims, analysis of the level of medical costs, premium setting, and coordination of catastrophic insurance requirements. The Company is currently providing services to approximately a dozen clients in Texas, Louisiana, and Utah., El Paso Quality Care Network, Integrated Physician Partners/Pri-Med Health Network, and Family Health Network accounted for 14.49%, 14.17%, and 12.64%, respectively, of Trans-Century revenue during 2002.


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

EMPLOYEES

As of December 31, 2002, the Company employed a total of 13 persons on a full-time basis. Of these 13 employees, 2 are managerial, 10 are administrative and 1 is professional/clinical. In addition, five specialist consultants are used on a contracted, as-needed basis.


ITEM 2. PROPERTIES

Trans-Century Resources, Inc. leases corporate offices in Austin, Texas under a noncancelable operating lease expiring September 2007, at the current annual rate of $64,842.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation or pending litigation, nor is it aware of any suit or litigation that is threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is presently no public trading market for the Company's common equity. As of June 20, 2003, there were 18 holders of record of the Company's common equity. The Company has not paid or declared cash dividends on its Common Stock since its inception, and does not expect to pay cash dividends in the foreseeable future.

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

           Registration Statement

The Company filed a Securities Act registration statement (Registration No. 333-90312) which was declared effective February 13, 2003. The offering pursuant to the registration statement commenced on the effective date. The offering is continuing as provided in the registration statement. The offering is being self-underwritten by the Company and therefore there are no managing underwriters of the offering. The registration statement covers 3,350,000 shares of Common Stock, par value $.001, of the Company for an aggregate offering price of $10,050,000. None of the registered shares have been sold to date and therefore the Company has no proceeds to date from the offering. The Company has incurred no expenses in connection with the offering after the effective date nor made any direct or indirect payments in connection therewith. Expenses of the offering incurred prior to the effective date are disclosed in the registration statement.

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

As discussed above under Item 1. Business - General, the Company identified a market-driven, collaborative effort among the various stakeholders in each community, including employers, physicians and hospitals, insurance companies, and community leaders, as providing the best model to satisfy specific and future community needs. The effort involved in identifying and preparing the framework needed for such a model, and its detailed components, have affected the Company's financial position and results of operations in three ways.

First, Trans-Century Resources saw a significant decline in its revenue from traditional consulting services. Billable hours associated with consulting services decreased substantially from their levels of prior years as a result of the time spent by the Company's principals in creating the Trans-Century Health Plans concept.

Second, the need for an entity that could participate in insurance risk was recognized early in the process. In April 2000, a group including a shareholder of the Company established Community Health-Risk Corporation ("CHRC"), a captive insurance company domiciled in the British Virgin Islands. CHRC was invoiced by Trans-Century Resources for billable hours and out of pocket expenses associated with the development of a community based health plan concept until mid-2001, when the Company acquired the stock of CHRC for $30,000 of debt payable to the shareholder of the Company. CHRC had recorded an intangible asset of approximately $933,000 to reflect capitalization amounts invoiced by Trans-Century Resources. Trans-Century Resources recorded total revenue of approximately $211,000 in 2001 for amounts invoiced to CHRC. CHRC made only one payment of $3,500 on amounts invoiced by the Company.

The financial impact of the CHRC acquisition in mid-2001 on the Company's operations in 2001 and 2002 was two-fold. Management determined that the intangible asset of approximately $933,000 associated with the Company's investment in CHRC had no value and charged it, along with the acquisition cost of CHRC of $30,000, against 2001 earnings. In addition, revenue recorded by Trans-Century Resources from CHRC declined by approximately $211,000 between 2001 and 2002.

Third, substantial legal, accounting, and other costs have been incurred in connection with the Company's financing and infrastructure development efforts. Such efforts have included the employment during 2002 of a number of individuals who had previously provided contract services to the Company. This change, along with the establishment of an office in Salt Lake City, Utah, contributed to increases in salaries and related expenses, rent expenses, and office supplies expenses, and a decrease in selling, general and administrative expenses between 2001 and 2002.

As a result, the Company sustained losses of approximately $700,000 and $1.4 million in 2002 and 2001, respectively, and has a working capital deficiency of $235,493 and an accumulated deficit of $1,880,449 as of December 31, 2002. One of the Company's directors continues to fund its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely.

Accordingly, the ability of the Company to continue as a going concern with its existing infrastructure is dependent on its ability to raise additional capital and implement its business plan, including its program for regional insured group health plans. Significant changes in its infrastructure would allow the Company to generate cash flow from operations, but would also severely limit its chances for successful implementation of its program for regional insured group health plans.

To reduce the working capital required for debt repayment during initial implementation of its business plan, the Company restructured its unsecured note payable to a director. That note, which originally required payment of principal on January 1, 2004 and had a balance of $1,594,570 at December 31, 2002, was restructured to require principal payments of $100,000 on a quarterly basis commencing October 1, 2004.

At December 31, 2002, the Company had little data available on trends in the specific markets targeted for its proposed insured health plan operations. However, the increase in healthcare costs and demand for healthcare services experienced nationwide indicate increasing market demand for products such as the regional insured group health plan model proposed by the Company. There are no material commitments for the capital resources of the Company as of December 31, 2002, and any such commitments will be considered only upon the securing of the financing needed to implement the Company's business plan.

It expects to incur losses for the near future resulting primarily from the maintenance of infrastructure associated with its program for regional insured group health plans. However, the Company continues to develop additional revenue sources that are both independent of and complementary to the development of the Trans-Century Health Plans. These sources include a contract obtained in July 2002 for the management of an existing physician organization, ongoing fees associated with supporting a supply-chain management initiative between a national distributor and existing Provider clients,

Management believes that Trans-Century Resources will be successful in meeting its working capital needs from operations and from private financing until the proceeds of an anticipated public offering become available.

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

          Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.



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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of Trans-Century are as follows:

         Name           Age      Title
         ----           ---      -----
Mary W. Patterson       54       President and Chief Executive Officer; Director

D.L. Patterson (1)      65       Chairman of the Board of Directors; Secretary

Larry Stockman (1)      67       Director; President of NuHealth EAP Division

Stephen L. Cobb         45       Chief Financial Officer; Vice President

--------------------
(1)  Member of the Audit Committee

The principal occupations and business experience of the Company's directors, executive officers and key personnel for at least the last five years are as follows:

Mary W. Patterson, President and Chief Executive Officer; Director. Mrs. Patterson served as President, Chief Executive Officer, and a director of Trans-Century Resources, Inc. (the Texas corporation) before its merger with eInsure. Mrs. Patterson has been the principal of Trans-Century Resources, Inc. (the Texas corporation) and its predecessors since 1982, providing consulting and related services to health care providers. Mrs. Patterson has a Master's degree in Health Care Administration from Trinity University. Mrs. Patterson's term as a director expires in 2003.

D. L. Patterson, Chairman of the Board of Directors; Secretary. Mr. Patterson served as an officer and director of Trans-Century Resources, Inc. (the Texas corporation) before its merger with eInsure. Mr. Patterson holds a Master's degree in Hospital Administration from Duke University. Since 1990, Mr. Patterson has been involved in the ownership and operations of several privately held healthcare management organizations: Medical Venture Management, Inc.; Elmwood Care, Inc.; Southeastern Hospital Corporation; and Trans-Century Operations, Inc. Mr. Patterson's term as a director expires in 2003.

Larry Stockman, Ph.D., is a Director, and President of NuHealth EAP Division. Dr. Stockman has served as a consultant to Trans-Century Resources in prior years, and became a Director and Executive of the Company at the time of the merger. Dr. Stockman served as the EAP Director for BJC Healthcare, a large St. Louis based provider, from 1999 until his affiliation in 2001 with Trans-Century Resources. He has prior EAP operational experience with organizations such as American Healthcare Partners (1996-1999), Behavioral Health, Inc. (1993-1996), and Human Affairs International (1984-1993). His early career included assignments in South America and the USA with Exxon Corporation. Dr. Stockman holds several advanced degrees. His term as a Director expires in 2003.

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

BOARD COMMITTEES

Audit Committee. The board of directors has created an audit committee. The audit committee reviews and makes recommendations to the board of directors concerning various auditing and accounting matters, including the results and scope of audit and other services provided by our independent accountants. In addition, it evaluates audit and control functions. The audit committee currently consists of Messrs. Patterson and Stockman. The Company does not currently have a financial expert serving on its audit committee. A director qualified to serve in that position, James Walters, resigned recently from the board of directors and the audit committee for reasons unrelated to the Company or its operations. The Company is in the process of seeking a financial expert.


CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer and senior financial officers. This Code of Ethics is posted on the Company's Internet website at www.trans-century.com. A copy of the Company's Code of Ethics can be obtained without charge, upon request, by writing to Trans-Century Resources, Inc., 8140 N. Mopac Expressway, Westpark III, Suite 200, Austin, Texas 78759.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal years ended December 31, 2002 and 2001.

                                                      SUMMARY COMPENSATION TABLE

                                Annual Compensation                                   Long Term Compensation
                      -------------------------------------------------- --------------------------------------------------
                                                             Other        Restricted
                                                             Annual         Stock        Options      LTIP        All Other
Position               Year     Salary ($)    Bonuses($)  Compensation($)  Awards($)     SARs(#)    Payouts ($)  Compensation
---------              ----     ----------    ----------  --------------  -----------    -------    -----------  ------------
George Todt,           2002         0            0            0               0            0           0             0
President,             2001         0            0            0               0            0           0             0
eInsure Network

Mary Patterson         2002         0            0            0               0            0           0             0
President, Trans-      2001         0            0            0               0            0           0             0
 Century Resources

Larry Stockman         2002       $27,256        0            0               0            0           0             0
President, NuHealth    2001        $1,536        0            0               0            0           0             0
 EAP Division

Mark D. Thomey         2002       $78,769        0            0               0            0           0             0
Vice President,        2001       $46,154        0            0               0            0           0             0
 Operations

Stephen L. Cobb        2002       $90,000        0            0               0            0           0             0
Chief Financial        2001       $13,846        0            0               0            0           0             0
 Officer, Vice
 President

DIRECTOR COMPENSATION

Directors currently do not receive any cash compensation from the Company for serving as a director, although directors are reimbursed for reasonable expenses, if any, of attendance at each regular or special meeting of the board.


EMPLOYMENT AGREEMENTS

Trans-Century Resources is a party to Employment Agreements with Mary Patterson, Larry Stockman, and Stephen L. Cobb. Each agreement is for an initial term commencing on the closing of the initial public offering by the Company and continuing through December 31, 2003. Each of the agreements may be extended by the parties for successive one-year terms. Under the agreements, Mrs. Patterson will receive a base salary of $150,000 per year, Mr. Stockman will receive a base salary of $135,000 per year, and Mr. Cobb will receive a base salary of $135,000 per year. Each of these officers is eligible to participate in all executive employee benefit plans and perquisites; is entitled to receive health and disability insurance commensurate with her or his position with Trans-Century Resources and life insurance in an amount of approximately
2.5 times the annual salary. If terminated without cause or upon resignation for good reason, each officer will be entitled to one year's base salary. If terminated upon a "change in control," which is deemed to have occurred when a person or affiliated group of people obtain 50% or more of the Company's voting securities or when a majority of the Company's board of directors are not elected as part of the management nominated slate, each officer will be entitled to two years' base salary.

The Company's executive officers have waived some or all of their salaries to date, but are at a minimum being reimbursed for expenses incurred on the Company's behalf. If the Company's officers had received their base salaries under the agreements during the years ended December 31, 2002 and 2001, reported salaries and related expenses for those periods would have increased by $302,744 and $179,618, respectively, and the net loss would have been $(1,016,133)and $(1,615,328), respectively.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 20, 2003 with respect to the beneficial ownership of the Company's outstanding common stock by each person who is the beneficial owner of more than 5% of its capital stock; each of its directors; each of its executive officers; and all of its directors and executive officers as a group.

To management's knowledge, except under applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock.

Title of    Name and                            Amount and         Percent of
Class       Address of                          Nature of          Class (1)
            Beneficial                          Beneficial
            Owner                               Ownership
------------------------------------------------------------------------------
Common      Appletree Investment Company,       1,800,000           13.33%
Stock         Ltd.(2)                              Direct
            69 Athol Street
            Douglas, Isle of Man 1M1 1JE

Common      Mary W. Patterson,                  6,000,000           44.44%
Stock       President, Chief Executive             Direct
            Officer and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      D. L. Patterson                      2,000,000          14.82%
Stock       Director                               Direct
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759


Common      Larry Stockman                      2,000,000           14.82%
Stock       NuHealth EAP Division                  Direct
            President and Director
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      Stephen L. Cobb                       200,000            1.48%
Stock       Chief Financial Officer and            Direct
            Vice President
            8140 N. Mopac Expressway
            Westpark III, Suite 200
            Austin, Texas 78759

Common      All directors and executive        10,200,000           75.56%
Stock       officers as a group                    Direct
            (4 persons)

------------
(1)  Based on 13,500,000 shares of common stock outstanding as of June 20, 2003

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

Community Health-Risk Corporation, the captive insurance company, was formed in 2000 by Mr. Patterson and others. CHRC was invoiced by Trans-Century Resources for billable hours and out of pocket expenses associated with the development of a community based health plan concept until mid-2001, when the Company acquired the stock of CHRC for $30,000 of debt payable to Mr. Patterson. CHRC had recorded an intangible asset of approximately $933,000 to reflect capitalization amounts invoiced by Trans-Century Resources. CHRC made only one payment of $3,500 on amounts invoiced by the Company. At year-end 2001, management determined that the intangible asset of approximately $933,000 associated with the Company's investment in CHRC had no value, and charged it, along with the acquisition cost of CHRC of $30,000, against earnings

During the second quarter of 2001, the Company paid PageOne Business Productions, LLC $100,000 to assist the Company in obtaining capital. PageOne Business Productions, LLC holds 200,000 shares of the Company's common stock (1.48% of the shares outstanding as of September 15, 2002). PageOne Business Productions, LLC also holds a transferable warrant to purchase 350,000 shares of the Company's common stock exercisable through November 19, 2006 at $1.00 per share.

As of December 31, 2001, Mr. Patterson and Mr. Stockman had made unsecured advances to the Company which it used to meet its working capital needs aggregating $1,017,900. Additional unsecured advances of $427,067 were made by Mr. Patterson to the Company during the year ended December 31, 2002 for its use in meeting its working capital needs. The advance of $25,000 from Mr. Stockman, which accrues interest at 9% annually, is due January 1, 2004. As of December 31, 2002, the Company restructured the debt owed Mr. Patterson with respect to advances and accrued interest through that date aggregating $1,594,570, into a long term note bearing interest at 7.5% annually. No payments were made by the Company on advances during 2002 or 2001.

In addition, the Company has an unsecured note payable to Mr. Patterson related to the purchase of Community Health-Risk Corporation in the amount of $30,000. The note is due January 1, 2004, bearing interest at the prime rate plus 1.75%.

At December 31, 2002, amounts owed Mr. Patterson and Mr. Stockman (after giving effect to the debt restructuring referred to in the previous paragraph) were included in the consolidated balance sheet as due to officers and directors in the amount of $1,649,570, with accrued interest of approximately $20,000. All of the shareholders of Trans-Century Resources, Inc. (the Texas Corporation) and of eInsure Networks Corporation, including the persons named in Item 11, were parties to the Merger Agreement and the merger transactions described in
Item 1 and Item 5.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are contained on Pages F-1 through F-16:

           REPORT OF INDEPENDENT AUDITORS SPROUSE & ANDERSON L.L.P., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 23, 2003

           CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

(a)  (2) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

2.1 Merger Agreement dated as of November 12, 2001 by and among eInsure Networks Corporation ("eInsure"), T-C Texas and the holders of common stock of T-C Texas. (1)

        Index.  Exhibits  and Schedules to Merger Agreement*

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

2.2 Agreement and Plan of Merger of Trans-Century Resources, Inc. into eInsure Networks Corporation. (1)

3.1.1 Certificate of Incorporation filed with the Delaware Secretary of State on September 15, 1998. (2)

3.1.2 Restated and Amended Certificate of Incorporation filed with the Secretary of State on August 31, 2001. (1)

3.1.3 Certificate of Merger of eInsure Networks Corporation and Trans-Century Resources, Inc. filed with the Delaware Secretary of State on November 19, 2001. (1)

3.2.1 Bylaws (as amended May 9, 2002). (3)

4.1 Stock Purchase Warrant dated November 20, 2001 by the Company in favor of PageOne Business Productions, LLC. (3)

10.1 Executive Employment Agreement dated May 9, 2002 between the Company and Mary W. Patterson. (3)

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.2 Executive Employment Agreement dated May 9, 2002 between the Company and Larry Stockman. (3)

10.3 Executive Employment Agreement dated May 9, 2002 between the Company and Stephen L. Cobb. (3)

10.5  Stock Option Plan of 2002 of Trans-Century Resources, Inc. (3)

14.1  Code of Ethics for Principal Executive Officer and Senior Financial
      Officers

21.1  List of Subsidiaries of the Company. (3)

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 19, 2001.

(2) Incorporated herein by reference to the Company's Form 10-KSB Registration Statement, File No. 0-27995, filed November 8, 1999.

(3) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-90312) filed June 12, 2002.


(b)  Reports on Form 8-K

          None
                                      20

ITEM 14.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services provided by the Company's principal accountants are preapproved by the Company's audit committee and are currently limited to audit and audit-related services. The audit committee monitors all relationships between the Company and its principal accountants to comply with Securities and Exchange Commission rules designed to ensure that auditors are qualified and independent of their audit clients both in fact and in appearance. Management of the Company must obtain audit committee approval prior to making any changes in the scope of services provided by the Company's principal accountants.

Aggregate fees billed by the Company's principal accountants for services during each of the last two fiscal years are as follows:

                                      2002	                 2001
                              --------------------       -------------------
                              Amount       Percent        Amount       Percent
                              ------       -------        ------       -------
Audit Fees                   $23,076          59%        $34,474          89%
Audit-Related Fees            16,328          41           4,187          11
Tax Fees                           0           0               0           0
All Other Fees	                   0           0               0           0
Total Fees                   $39,404        100%         $38,661         100%

The audit-related fees in 2001 included professional services associated with the Company's Securities Act Registration Statement. Audit-related fees in 2002 included professional services associated with the Company's Securities Act Registration Statement and with the Company's periodic reporting under the Securities Exchange Act of 1934, including a Report on Form 8-K and Reports on Form 10-QSB. Fees associated with all such services during 2002 were attributable to work performed by full-time, permanent employees of the Company's principal accountant.

                          TRANS-CENTURY RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                          TRANS-CENTURY RESOURCES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                           F-3

Consolidated FINANCIAL STATEMENTS

 Consolidated Balance Sheet                                            F-4

 Consolidated Statements of Operations                                 F-5

 Consolidated Statements of Stockholders' Equity and Partners'
   Capital                                                             F-6
         5

 Consolidated Statements of Cash Flows                                 F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8 - F-16

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
Trans-Century Resources, Inc.

We have audited the accompanying consolidated balance sheet of Trans-Century Resources, Inc. (the Company) as of December 31, 2002 and the related consolidated statements of operations, consolidated stockholders' equity (deficit) and partners' capital, and consolidated cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Trans-Century Resources, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13, the Company has a working capital deficiency of $235,493, an accumulated deficit of $1,880,449 and a net loss for the year ended December 31, 2002 of $713,389. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Note 13. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




April 23, 2003
Austin, Texas

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $      264
  Restricted cash                                                      250,000
  Accounts receivable                                                  112,746
  Prepaid expenses                                                       4,196
                                                                    ----------
     Total Current Assets                                              367,206

PROPERTY AND EQUIPMENT, net                                             28,407

OTHER ASSETS                                                               250
DEPOSITS                                                                 5,768
                                                                    ----------
TOTAL ASSETS                                                        $  401,631
                                                                    ==========

CURRENT LIABILITIES
   Accounts payable                                                 $  156,893
   Accounts payable - related party                                     15,991
   Bank overdraft                                                       13,921
   Accrued expenses                                                      1,307
   Accrued interest                                                     20,587
   Deferred revenue                                                     16,002
   Notes payable                                                       300,000
   Obligations under capital lease, current portion                      7,648
   Line of credit                                                       70,350
                                                                    ----------
      Total Current Liabilities                                        602,699
                                                                    ----------
OTHER LIABILITIES
   Due to officers and directors, long-term                          1,649,570
   Obligations under capital lease, net of current portion              16,311
                                                                    ----------
      Total Other Liabilities                                        1,665,881
                                                                    ----------
TOTAL LIABILITIES                                                    2,268,580
                                                                    ----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par,
    -0- issued and outstanding)                                           -0-
   Common  stock  (100,000,000 authorized, $.001 par,
    14,000,000 issued and 13,500,000 outstanding                        14,000
  Accumulated deficit                                               (1,880,449)
   Treasury stock (500,000 shares of common stock, at cost)               (500)
                                                                    ----------
      Total Stockholders' Equity (Deficit)                          (1,866,949)
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $  401,631
                                                                    ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                     2002              2001
                                                 ------------       -----------

REVENUES                                         $    565,016       $   727,300
                                                 ------------       -----------
EXPENSES
   Selling, general and administrative                361,196           559,519
   Salaries and related expenses                      528,921           381,760
   Impairment expense                                     -0-           933,358
   Legal and accounting fees                          126,304           112,142
   Office supplies                                     26,842            19,063
   Rent                                                97,304            78,790
   Bank charges                                           451              206
                                                 ------------       -----------
      Total Operating Costs and Expenses            1,141,018         2,084,838
                                                 ------------       -----------
OPERATING INCOME (LOSS)                              (576,002)       (1,357,538)
                                                 ------------       -----------
OTHER INCOME (EXPENSE)
   Interest expense                                    (8,592)           (9,841)
   Interest expense-related party                    (128,795)          (68,331)
                                                 ------------       -----------
      Total Other Income (Expense)                   (137,387)          (78,172)
                                                 ------------       -----------
INCOME (LOSS) BEFORE TAXES                           (713,389)       (1,435,710)

PROVISION FOR TAXES                                       -0-                -0-
                                                 ------------       -----------
NET INCOME (LOSS)                                $   (713,389)      $(1,435,710)
                                                 ============       ===========
Earnings (Loss) Per Share
   Basic and diluted                             $      (.05)       $      (.13)
                                                 ============       ===========

   Weighted Average Common Shares outstanding
    during the period, basic and diluted           13,680,411        11,095,890
                                                 ============       ===========










                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              AND PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                   Common Stock          Treasury Stock
                                             ----------------------     -----------------     Partner's   Accumulated
                                               Shares        Amount    Shares    Amount        Capital      Deficit        Total
                                             ---------      -------    -------   -------      ---------   -----------    ---------
Balance at January 1, 2001                         -0-      $   -0-        -0-    $ -0-       $ 300,244   $      -0-     $ 300,244

Partner distributions through
  Trans-Century LP                                 -0-          -0-        -0-      -0-         (21,000)         -0-       (21,000)

Conversion of Trans-Century L.P. to
 Trans Century Resources, Inc.                   1,000        1,000        -0-      -0-        (279,244)     278,244           -0-

Acquisition of NuHealth Employee
 Assistance Program                                200          200        -0-      -0-             -0-        1,787         1,987

Acquisition of eInsure as a
 recapitalization                           13,998,800       12,800        -0-      -0-             -0-      (11,381)        1,419
                                            ----------      -------    -------   -------      ---------   -----------    ---------

Balance at November 19, 2001 (merger date)  14,000,000       14,000        -0-      -0-             -0-      268,650       282,650

Net loss for the year ended
 December 31, 2001                                 -0-          -0-        -0-      -0-             -0-   (1,435,710)   (1,435,710)
                                            ----------      -------    -------   -------      ---------   -----------    ---------

Balance at December 31, 2001                14,000,000       14,000        -0-      -0-             -0-   (1,167,060)   (1,153,060)

Acquisition of treasury stock                      -0-          -0-    500,000     (500)            -0-          -0-          (500)

Net loss for the year ended
 December 31, 2002                                 -0-          -0-        -0-      -0-             -0-     (713,389)     (713,389)
                                            ----------      -------    -------   -------      ---------   -----------    ---------

Balance at December 31, 2002                14,000,000      $14,000    500,000    $(500)         $  -0-   $(1,880,449)  $(1,866,949)
                                            ==========      =======  =========    =====          ======   ===========   ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002          2001
                                                        ---------   -----------
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net income (loss)                                       $(713,389)  $(1,435,710)
Adjustments to reconcile net loss to cash used by
 operating activities
   Stock issued in acquisition                                -0-         3,406
   Depreciation and amortization                           11,395        11,184
Changes in operating assets and liabilities
  Increase in restricted cash                                 -0-      (250,000)
   Decrease in accounts receivable                         26,787       703,219
   Decrease in other current assets                           247         2,893
   Increase in deposits and prepaid expenses               (4,196)         (499)
   Increase in accounts payable                            63,262       113,012
   Increase (decrease) in other accrued expenses          (76,210)        82,629
   Increase in deferred revenue                            16,002           -0-
                                                        ---------   -----------
NET CASH USED BY OPERATING ACTIVITIES                    (676,102)     (769,866)
                                                        ---------   -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES
   Acquisition of fixed assets                             (1,497)       (3,397)
                                                        ---------   -----------
NET CASH USED FOR INVESTING ACTIVITIES                     (1,497)       (3,397)
                                                        ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                             50,000       250,000
   Payments under capital leases                           (5,166)       (1,941)
   Distributions                                              -0-       (21,000)
   Proceeds from advances by partners                     631,670       543,000
   Purchase of treasury stock                                (500)          -0-
   Payments on line of credit                                (650)          -0-
                                                        ---------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 675,354       770,059
                                                        ---------   -----------
NET DECREASE IN CASH                                       (2,245)       (3,204)

CASH AND CASH EQUIVALENTS, beginning of year                2,509         5,713
                                                        ---------   -----------
CASH AND CASH EQUIVALENTS, end of year                  $     264   $     2,509
                                                        =========   ===========
CASH PAID FOR INTEREST                                  $   8,111   $     3,929
                                                        =========   ===========
TAXES PAID                                              $     -0-   $       -0-
                                                        =========   ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES
   Purchase of fixed assets under capital leases        $  23,079   $     7,987
                                                        =========   ============
   Issuance of common stock for assets acquired         $     -0-   $     1,987
                                                        =========   ===========
   Stock issued in eInsure acquisition                  $     -0-   $     1,419
                                                        =========   ===========
   Acquisition of CHRC for a note payable               $     -0-   $    30,000
                                                        =========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          TRANS-CENTURY RESOURCES, INC.
                           DECEMBER 31, 2002 AND 2001

NOTE 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION

          On December 22, 1994, an entity which had been conducting business since 1982 as Trans-Century Resources was organized into a limited partnership, TCO Trans- Century, Ltd. (TCO).

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

          CHRC was originally owned by a group including a shareholder of the Company. TCO had provided services to and invoiced CHRC for billable hours and out of pocket expenses associated with the development of its community based health plan concept until mid 2001, when TCO acquired the stock of CHRC for $30,000 of debt payable to the shareholder of the Company. CHRC had recorded an intangible asset of approximately $933,000 to reflect capitalization amounts invoiced by TCO. At year end 2001 it was determined that there was no value to the intangible asset of approximately $933,000 associated with the Company's investment in CHRC, and as such it was impaired under SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The $30,000 related to the acquisition was expensed under SOP 98-5, "Reporting on the Costs of Start-Up Activities." The acquisition was accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value. CHRC was inactive and there was no activity in 2001.

          In addition, an individual transferred assets of NuHealth Employee Assistance Program valued at $1,987 to T-C Texas in exchange for 200 shares of no-par common stock of T-C Texas.

          Effective November 19, 2001, eInsure Networks Corporation ("eInsure") consummated a Merger Agreement (the "Agreement") with T-C Texas, whereby the stockholders of T-C Texas exchanged their shares of common stock for common stock of eInsure. Before to the merger, eInsure was a development stage corporation with no operations. For accounting purposes the acquisition has been treated as a recapitalization of T-C Texas with T-C Texas as the acquirer in a reverse acquisition.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                           DECEMBER 31, 2002 AND 2001


NOTE 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The historical financial statements are those of T-C Texas and its predecessor TCO. Concurrent with the merger, eInsure changed its name to Trans-Century Resources, Inc. (the Company). Pursuant to the Agreement, the shareholders of T-C Texas exchanged all their shares into 12,000,000 shares or approximately 85.7% of the common stock of eInsure. The shareholders of eInsure before the Agreement hold the remaining 2,000,000 shares of the 14,000,000 total shares of the Company issued and outstanding subsequent to the merger. Those 2,000,000 shares were valued at $1,419, or $.0007 per share, based upon the value associated with the exchange of shares of T-C Texas for TCO partners' capital of $9,933.

          Prior to the merger, the principal stockholder of eInsure was AppleTree Investments Company, Ltd. There were no material relationships between (i) T-C Texas or any of its affiliates, any officer or director of T-C Texas or any associate of any such director or officer, and (ii) eInsure or any of its affiliates, any officer or director for eInsure or any associate of any such director or officer, except that Larry Stockman, an officer, director and principal stockholder of T-C Texas is the brother-in-law of the former president and sole director of eInsure.

          The Agreement provided that certain individuals named therein, including the three principal stockholders of T-C Texas, would be elected as directors of the surviving corporation and that the previous sole director would resign.

          Trans-Century Resources, Inc. is a managed care consulting business that services clients throughout the United States. Its wholly owned captive insurance subsidiary, CHRC, is inactive. At year end 2001, management deemed the intangible asset of approximately $933,000 associated with the Company's investment in CHRC to be impaired under Statement of Financial Accounting Standards #121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of", and charged such amounts to operations at that time.

          PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of T-C Texas and its wholly owned subsidiary, Community Health Risk Corporation (CHRC), collectively the Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001


NOTE 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

          REVENUE RECOGNITION

          The Company recognizes service contract revenue as services are rendered under the terms of the related agreements, which are executed by both parities and generally specify payment of an hourly rate for such services and reimbursement of expenses.

          CASH AND CASH EQUIVALENTS

          For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

          At December 31, 2002, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.

          ACCOUNTS  RECEIVABLE

          The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. For the year ended December 31, 2002, allowance for doubtful accounts for accounts receivable was $0.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001


NOTE 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

          INCOME TAXES

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the years ended December 31, 2002 and 2001. At December 31, 2002, the Company has a potential deferred tax asset of approximately $200,000, which has been fully reserved, arising from the net operating losses aggregating approximately $800,000. At December 31, 2001, the Company has a potential deferred tax asset of approximately $30,000, which has been fully reserved, arising from net operating losses aggregating $120,000. These net operating loses begin to expire in 2020.

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


NOTE 2:  PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                 Furniture and fixtures                            $114,992
                 Less accumulated depreciation                      (86,585)
                                                                   --------
                       Net Depreciable Assets                      $ 28,407
                                                                   ========

          Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $11,395 and $11,184.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001

NOTE 3:   DUE TO OFFICERS

          During the year-ended December 31, 2002, officers made unsecured advances to the Company. At December 31, 2002, due to officers was $1,649,570. During the year, the Company received advances totaling $631,670 and made payments of $-0-. Included in due to officers is an unsecured note payable to a director in the amount of $1,594,570. The note accrues interest at 7.5% per annum. Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004. Accrued interest on the note shall be payable monthly upon the Company's receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 must be made beginning April 2003. Also included in due to officers is an unsecured note payable to a director for $30,000, due January 1, 2004, bearing interest at prime plus 1.75%. The remaining due to officer balance is composed of a $25,000 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.


NOTE 4:   NOTES PAYABLE

          Notes payable at December 31, 2002 consisted of a note payable of $250,000 to financial institution, due September 27, 2003, bearing interest at a rate of 3.4%, and is secured in full by a certificate of deposit and personally guaranteed by officers of the Company.

          During the year ended December 31, 2002, the Company entered into a $50,000 unsecured note payable agreement with an individual, bearing an interest rate of 6%. Under its terms, the individual is to receive 35.8% of commissions received by the company, if any, for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual, for a period of 20 years. All such payments made shall be applied against the principal balance and/or accrued interest of the note. No payments were made during 2002.

          Beginning in January 2004, the Company must begin making monthly payments of principal and interest on the note balance outstanding as of December 31, 2003. Monthly payment amounts will be determined based upon a thirty-six month amortization period, and will be reduced accordingly for any commission payments made during the three years ending December 31, 2006.

          The individual has the option, for a period of 90 days after the Company's stock is available for public trading, to convert any unpaid principal balance on the note into common stock of the Company. The amount of such stock to be issued will vary based upon the unpaid balance of the note up to a maximum of 2% of the Company's outstanding stock at the date of conversion.

                         TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001

NOTE 5:   LINE OF CREDIT

          The Company has a line of credit of $75,000 with a financial institution secured by personal guarantees by officers of the Company. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at December 31, 2002 was $70,350. Interest expense on the line of credit at December 31, 2002 and 2001 was approximately $4,200 and $6,400, respectively.


NOTE 6:   RETIREMENT PLAN

          The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. The plan is a defined contribution plan under which the Company matched 100% of employee contributions up to 3% of gross salary. Employer contributions were $10,049 and $13,061 for the years ended December 31, 2002 and 2001, respectively.


NOTE 7:   CAPITAL LEASE OBLIGATIONS

          The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and equipment at cost of $31,066. Accumulated depreciation includes $5,324 in depreciation expense related to these assets. Future minimum payments due under the capital leases are as follows:

                     2003                                           $ 8,732
                     2004                                             7,072
                     2005                                             6,438
                     2006                                             4,845
                                                                    -------
                           Total                                     27,087
                 Less amounts representing interest                  (3,128)
                                                                    -------
                 Present value of minimum lease payments             23,959
                 Less current installments                           (7,648)
                                                                    -------
                 Obligations due under capital leases,
                   net of current portion                           $16,311
                                                                    =======

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001


NOTE 8:   COMMITMENTS AND CONTINGENCIES

          The Company leases office space and equipment under noncancelable operating leases expiring September 2007. Total rent expense under all operating leases for the years ended December 31, 2002 and 2001, was approximately $99,000 and $79,000, respectively.

          Future minimum lease payments under noncancelable operating leases are as follows:

                    2003                                    $  64,842
                    2004                                       65,281
                    2005                                       67,033
                    2006                                       68,786
                    2007                                       52,575
                                                            ---------
                        Total                               $ 318,517
                                                            =========

          The Company has entered into employment agreements that are contingent upon the raising of additional capital, with three employees through December 31, 2003. Should the Company terminate the employment agreement without cause, the Company would be liable for one year's base salary. If terminated upon a change in control of the Company each officer is entitled to two year's base salary. At December 31, 2002, the total annual base salary of the three employment agreements contingent upon the raising of capital was approximately $420,000.

          During the year ended December 31, 2002, the Company also entered into an unsecured note payable agreement with an individual. In addition to scheduled payments of principal and interest beginning in January 2004, it calls for the payment of 35.8% of any commissions received by the Company for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual for a period of 20 years. Commission payments received through December 2006 may be used to reduce the scheduled principal and interest payments. No payments were made during 2002.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001

NOTE 9:   RELATED PARTY TRANSACTIONS

          During the year-ended December 31, 2002, officers made unsecured advances to the Company. At December 31, 2002, due to officers was $1,649,570. During the year, the Company received advances totaling $631,670 and made payments of $-0-. Included in due to officers is an unsecured note payable to a director in the amount of $1,594,570. The note accrues interest at 7.5% per annum. Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004. Accrued interest on the note shall be payable monthly upon the Company's receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 must be made beginning April 2003. Also included in due to officers is an unsecured note payable to a director for $30,000, due January 1, 2004, bearing interest at prime plus 1.75%. The remaining due to officer balance is composed of a $25,000 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.

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

          In 2002, three customers accounted for more than 10% of Company revenues. Revenues for services provided to El Paso Quality Care Network were approximately $83,000, Integrated Community Partners/Pri-Med Health Network were approximately $80,000, and Family Health Network were approximately $70,000.

          In 2001 customers accounting for more than 10% of Company revenues included Community Health Risk Corporation with approximately $211,000, and Integrated Community Partners/Pri-Med Health Network with approximately $85,000.


NOTE 11:  LOSS PER SHARE

          Basic and diluted loss per common share for the years ended December 31, 2002 and 2001 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an Anti-Dilutive effect. Therefore, basic and diluted per-share amounts are the same.

                         TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001


NOTE 12:  CAPITAL STOCK

          Preferred Stock - Effective with agreement and plan of merger and set forth in the restated Certificate of Incorporation, the Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of December 31, 2002.

          Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and 13,500,000 outstanding as of December 31, 2002.

          Common Stock Warrants - Pursuant to the continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at December 31, 2002. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of December 31, 2002, all warrants issued were outstanding.


NOTE 13:  GOING CONCERN

          As reflected in the accompanying financial statements, the Company has a working capital deficiency of $235,493, an accumulated deficit of $1,880,449 and a net loss for the year ended December 31, 2002 of $713,389. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company expects to incur losses for the near future, but is in the process of developing additional revenue sources that complement its business plan. One of the Company's shareholders is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely.

          Management believes that the Company will be successful in meeting its working capital needs from operations and from private financing until alternative financing can be secured through the sale of equity or the issuance of debt. However, there is no assurance that such efforts to raise capital or secure other financing will be successful. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANS-CENTURY RESOURCES, INC.

Date     July 8, 2003           By: /s/ Mary W. Patterson
                                    ---------------------
                                   Name: Mary W. Patterson
                                   Title:  Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     July 8, 2003           By: /s/ Mary W. Patterson
                                    ---------------------
                                   Name: Mary W. Patterson
                                   Title: Chief Executive Officer, Director

Date     July 8, 2003           By: /s/ D. L. Patterson
                                    ---------------------
                                   Name: D. L. Patterson
                                   Title: Chairman of the Board, Secretary

Date     July 8, 2003           By: /s/ Larry Stockman
                                    ---------------------
                                   Name: Larry Stockman
                                   Title: Director

Date     July 8, 2003           By: /s/ Stephen L. Cobb
                                    ---------------------
                                   Name: Stephen L. Cobb
                                   Title: Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Trans-Century Resources, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mary W. Patterson, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Mary W. Patterson
---------------------
Mary W. Patterson
Chief Executive Officer

Date:  July 8, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Trans-Century Resources, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen L. Cobb, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stephen L. Cobb
-------------------
Stephen L. Cobb
Chief Financial Officer

Date: July 8, 2003