Form 10QSB
period 2003-03-31
TRANS CENTURY RESOURCES INC
filed 2003-08-13
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                         YES  [X]    NO  [ ]

     As of July 15, 2003, there were 13,500,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF MARCH 31,
           2003 (Unaudited)                                               2

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)         3

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)         4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   5-11

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12

         Item 3. Controls and Procedures                                 13

         PART II.  OTHER INFORMATION                                     13

         Item 6:  Exhibits and Reports on Form 8-K.                      13

            Exhibit 31. Certifications

            Exhibit 32. Corporate Responsibility for Financial Reports

         Signatures                                                      14

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2003
                                 (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $     6,866
  Restricted cash                                                      250,000
  Accounts receivable, net                                              95,664
  Deposits and prepaid expenses                                          5,769
                                                                   -----------
      Total Current Assets                                             358,299

PROPERTY AND EQUIPMENT, net                                             26,405
OTHER ASSETS                                                               222
                                                                   -----------
   TOTAL ASSETS                                                    $   384,926
                                                                   ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                $   177,905
   Accrued expenses                                                      2,180
   Accrued interest                                                     51,660
   Deferred revenue                                                     22,256
   Notes payable                                                       299,651
   Obligations under capital lease, current portion                      7,648
   Line of credit                                                       69,975
   Due to officers and directors, current portion                       55,000
                                                                   -----------
      Total Current Liabilities                                        686,275

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             1,697,070

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                 14,022
                                                                   -----------

      Total Liabilities                                              2,397,367
                                                                   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par, -0-
      issued and outstanding)                                              -0-
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued and 13,500,000 outstanding)                     14,000
   Accumulated Deficit                                              (2,025,941)
   Treasury stock (500,000 shares of common stock, at cost)               (500)
                                                                   -----------
      Total Shareholders' Equity (Deficit)                          (2,012,441)
                                                                   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $   384,926
                                                                   ===========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)


                                                        2003          2002
                                                   -----------     -----------
REVENUES                                           $  158,851      $   153,344

EXPENSES
   Selling, general and administrative                 82,701           63,053
   Salaries and related expenses                      123,959          130,169
   Legal and accounting fees                           36,335           14,002
   Office supplies                                      8,488            6,058
   Rent                                                17,471           21,499
   Depreciation and amortization                        2,030            2,125
                                                   -----------     -----------
      Total Operating Costs and Expenses              270,984          236,906
                                                   -----------     -----------
Operating Income (Loss)                              (112,133)         (83,562)
                                                   -----------     -----------

Other Income (Expense)- Interest expense              (33,359)         (27,396)
                                                   -----------     -----------

LOSS BEFORE TAXES                                    (145,492)        (110,958)

PROVISION FOR TAXES                                        -0-             -0-

                                                   -----------     -----------
NET LOSS                                           $  (145,492)    $  (110,958)
                                                   ===========     ===========

Earnings (Loss) Per Share
   Basic and diluted                               $     (.01)     $      (.01)
                                                   ===========     ===========
Weighted Average Common Shares
 outstanding during the period,
 basic and diluted                                  13,500,000      14,000,000
                                                   ===========     ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    (Unaudited)

                                                          2003          2002
                                                       -----------   ----------
Cash flows used by operating activities:
Net income (loss)                                      $  (145,492) $  (110,958)
Adjustments to reconcile net loss to cash used by
 operating activities
   Depreciation and amortization                             2,030        2,125
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable               17,082       (3,139)
   (Increase) decrease in deposits and prepaid expenses      4,195       (1,839)
   Increase (decrease) in accounts payable                   5,021          (87)
   Increase (decrease) in bank overdraft                   (13,921)         -0-
   Increase (decrease) in deferred revenue                   6,254          -0-
   Increase in other accrued expenses                       31,946       17,129
                                                       -----------   ----------
Net cash used by operating activities                      (92,885)     (96,769)
                                                       -----------   ----------

Cash flows used for investing activities
   Acquisition of fixed assets                                 -0-       (1,497)
                                                       -----------   ----------

Net cash used for investing activities                         -0-       (1,497)
                                                       -----------   ----------

Cash flows from financing activities:
   Payments under capital leases                            (2,289)        (808)
   Payments on notes payable                                  (349)         -0-
   Payments on line of credit                                 (375)        (411)
   Distributions                                               -0-          -0-
   Proceeds from advances by director                      102,500       97,500
                                                       -----------   ----------
Net cash provided by financing activities                   99,487       96,281
                                                       -----------   ----------

Net increase (decrease) in cash                              6,602       (1,985)
Cash and cash equivalents, beginning of period                 264        2,509
                                                       -----------   ----------
Cash and cash equivalents, end of period               $     6,866   $      524
                                                       ===========   ==========
NON-CASH TRANSACTIONS

   Cash paid for interest                              $     2,178   $    3,650
                                                       ===========   ==========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At March 31, 2003, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.

ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At March 31, 2003, allowance for doubtful accounts for accounts receivable was $0.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the three months ended March 31, 2003. At March 31, 2003, the Company has a potential deferred tax asset of approximately $245,000, which has been fully reserved, arising from net operating losses aggregating $978,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2003

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $114,992
          Less accumulated depreciation                    (88,587)
                                                          --------
                Net Depreciable Assets                    $ 26,405
                                                          --------

Depreciation expense for the three months ended March 31, 2003 and 2002 was approximately $2,000 and $2,000, respectively.


NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At March 31, 2003, due to officers was $1,752,070. During the three months ended March 31, 2003, the Company received advances totaling $102,500 and made payments of $-0-. Included in due to officers is an unsecured note payable to a director in the amount of $1,697,070. The note accrues interest at 7.5% per annum. Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004. Accrued interest on the note shall be payable monthly upon the Company's receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 must be made beginning April 2003. Also included in due to officers is an unsecured note payable to a director for $30,000, due January 1, 2004, bearing interest at prime plus 1.75%. The remaining due to officer balance is composed of a $25,000 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.


NOTE 4:  NOTES PAYABLE

Notes payable at March 31, 2003 included a note payable of $250,000 to financial institution, due September 27, 2003, bearing interest at a rate of 3.4%, secured in full by a certificate of deposit and personally guaranteed by officers of the Company.

During 2002, the Company entered into a $50,000 unsecured note payable agreement with an individual, bearing an interest rate of 6%. Under its terms, the individual is to receive 35.8% of commissions received by the company, if any, for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual, for a period of 20 years. All such payments made shall be applied against the principal balance and/or accrued interest of the note. A commission payment of $349 was made during the three months ended March 31, 2003.

Beginning in January 2004, the Company must begin making monthly payments of principal and interest on the note balance outstanding as of December 31, 2003. Monthly payment amounts will be determined based upon a thirty-six month amortization period, and will be reduced accordingly for any commission payments made during the three years ending December 31, 2006.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 4:  NOTES PAYABLE (Continued)

The individual has the option, for a period of 90 days after the Company's stock is available for public trading, to convert any unpaid principal balance on the note into common stock of the Company. The amount of such stock to be issued will vary based upon the unpaid balance of the note up to a maximum of 2% of the Company's outstanding stock at the date of conversion.


NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at March 31, 2003 was $69,975.


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. Pursuant to this defined contribution plan, the Company matches 100% of employee contributions up to 3% of gross salary.


NOTE 7:  CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and fixtures at cost of $31,066. Accumulated depreciation includes $9,145 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of March 31, 2003 are as follows:

       Nine months ending December 31, 2003                   $ 5,913
       2004                                                     7,072
       2005                                                     6,438
       2006                                                     4,845
                                                              -------
                                                               24,268
       Less amounts representing interest                      (2,598)
                                                              -------
       Present value of minimum lease payments                 21,670
       Less current installments                               (7,648)
                                                              -------
       Obligations due under capital leases, net of
          current portion                                     $14,022
                                                              =======

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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
                                                            =========

The Company has entered into employment agreements that are contingent upon the raising of additional capital, with three employees through December 31, 2003. Should the Company terminate the employment agreement without cause, the Company would be liable for one year's base salary. If terminated upon a change in control of the Company each officer is entitled to two year's base salary. At March 31, 2003, the total annual base salary of the three employment agreements contingent upon the raising of capital was approximately $420,000.

During 2002, the Company also entered into an unsecured note payable agreement with an individual. In addition to scheduled payments of principal and interest beginning in January 2004, it calls for the payment of 35.8% of any commissions received by the Company for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual for a period of 20 years. Commission payments received through December 2006 may be used to reduce the scheduled principal and interest payments. A commission payment of $349 was made during the three months ended March 31, 2003.


NOTE 9:  RELATED PARTY TRANSACTIONS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At March 31, 2003, due to officers was $1,752,070. During the three months ended March 31, 2003, the Company received advances totaling $102,500 and made payments of $-0-. Included in due to officers is an unsecured note payable to a director in the amount of $1,697,070. The note accrues interest at 7.5% per annum. Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004. Accrued interest on the note shall be payable monthly upon the Company's receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 must be made beginning April 2003. Also included in due to officers is an unsecured note payable to a director for $30,000, due January 1, 2004, bearing interest at prime plus 1.75%. The remaining due to officer balance is composed of a $25,000 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

During the three months ended March 31, 2003, three customers accounted for more than 10% of the Company's revenue, including El Paso Quality Care Network with $39,058, Integrated Physician Partners and Pri-Med Health Network with $19,636, and Family Health Network with $17,059.


NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the three months ended March 31, 2003 and 2002 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an Anti-Dilutive effect. Therefore, basic and diluted per-share amounts are the same.


NOTE 12: CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of March 31, 2003.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and 13,500,000 shares outstanding as of March 31, 2003.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at March 31, 2003. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of March 31, 2003, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $327,976, an accumulated deficit of $2,025,941 and a net loss for the three months ended March 31, 2003 of $145,492. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. The Company incurred a net loss for the three months ended March 31, 2003 of $145,492. This loss exceeded the loss of $110,958 for the three months ended March 31, 2002, primarily due to:

* Higher selling, general and administrative expenses for the three months ended March 31, 2003 of $82,701 than for the three months ended March 31, 2002 of $63,053 associated principally with contract services obtained by the Company and other expenses associated with the Company's marketing efforts.

* Legal and accounting fees increasing from $14,002 for the three months ended March 31, 2002 to $36,335 for the three months ended March 31, 2003. The increase in such professional fees was associated principally with the Company's efforts to raise capital.


FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $327,976 and an accumulated deficit of $2,025,941 at March 31, 2003, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan, including its program for regional insured group health plans.


PLAN OF OPERATION

Management believes that the Company will be successful in meeting its working capital needs from operations and from private financing until alternative financing can be secured through the sale of equity or the issuance of debt. The Company is continuing its efforts to develop additional revenue sources that complement its program to develop regional insured group health plans, including:

     o supporting a supply-chain management initiative directly between a national distributor and existing healthcare provider clients, principally hospitals, physician groups, and physician organizations;

     o    management of an existing physician organization; and

     o providing access to third party entities offering receivables financing, Internet site development, hospital EPO, and payer contract compliance analysis.

The Company's primary operations, dealing with the development and operation of regional insured group health plans, have not commenced. To complete the required infrastructure and offer these group health plans, Trans-Century Resources, Inc. must obtain the working capital needed to fund insurance reserves for Community Health-Risk Corporation and interim operating expenses.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken."

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

          31.1    Certification of Chief Executive Officer

          31.2    Certification of Chief Financial Officer

          32.     Corporate Responsibility for Financial Reports

     (b) Reports on Form 8-K

      None

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANS-CENTURY RESOURCES, INC.
                                        (Registrant)


 August 13, 2003                    By:   /s/ Stephen L. Cobb
 ------------                           ------------------------------
                                        Stephen L. Cobb
                                        Chief Financial Officer
                                        (Principal Financial Officer)