Form 10QSB
period 2003-06-30
TRANS CENTURY RESOURCES INC
filed 2003-08-18
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                         YES  [X]    NO  [ ]

     As of August 13, 2003, there were 13,500,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

                                                                    PAGE NUMBER
         PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF JUNE 30,
           2003 (Unaudited)                                               3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003
              AND 2002 (Unaudited)                                        4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
             SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)          5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6-12

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           13

         Item 3. Controls and Procedures                                 15


         Part II.   OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       16

         Signatures                                                      16

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $        930
  Restricted cash                                                      250,000
  Accounts receivable, net                                             116,216
  Deposits and prepaid expenses                                          5,769
                                                                  ------------
      Total current assets                                             372,915
                                                                  ------------
PROPERTY AND EQUIPMENT, net                                             24,403
OTHER ASSETS                                                               195
                                                                  ------------
      TOTAL ASSETS                                                $    397,513
                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Deferred revenue                                               $     15,464
   Accounts payable                                                    168,530
   Accrued expenses                                                      3,101
   Accrued interest                                                     80,242
   Notes payable                                                       299,032
   Obligations under capital lease, current portion                      7,648
   Line of credit                                                       69,525
   Due to officers and directors, current portion                       55,000
                                                                  ------------
      Total current liabilities                                        698,542
                                                                  ------------
DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             1,805,170
OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                 11,732
                                                                  ------------
      Total liabilities                                              2,515,444
                                                                  ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock (8,000,000 authorized, $.001 par,
      -0- issued and outstanding)                                            -
   Common  stock  (100,000,000 authorized, $.001 par,
      14,000,000 issued, 13,500,000 outstanding)                        14,000
   Accumulated Deficit                                              (2,131,431)
                                                                  ------------
         Total paid-in capital and retained earnings                (2,117,431)
   Less cost of treasury stock (500,000 shares)                           (500)
                                                                  ------------
         Total shareholders' equity (deficit)                       (2,117,931)
                                                                  ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    397,513
                                                                  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANS-CENTURY RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                              Three months ended               Six months ended
                                         June 30, 2003  June 30, 2002     June30, 2003    June 30, 2002
                                         -------------   -------------    -------------   -------------
REVENUES                                 $   193,922    $    131,273      $   352,772     $   284,617

EXPENSES
Selling, general and administrative           49,523          64,769          132,330         127,822
Salaries and related expenses                166,293         150,202          290,252         280,371
Legal and accounting fees                     16,598          69,757           52,933          83,759
Office supplies                               12,912           8,213           21,400          14,270
Rent                                          15,990          30,477           33,462          51,977
Depreciation and amortization                  2,030           2,125            4,059           4,250
                                         -------------   -------------    -------------   -------------
      Total operating expenses               263,346         325,543          534,436         562,449
                                         -------------   -------------    -------------   -------------

      Operating income (loss)                (69,424)       (194,270)        (181,664)       (277,832)
                                         -------------   -------------    -------------   -------------

Other income (expense)
   Interest expense                          (36,943)        (30,390)         (71,902)        (57,786)
   Interest and other income                     877           3,062            2,584           3,062
                                         -------------   -------------    -------------   -------------
      Total other income (expense)           (36,066)        (27,328)         (69,318)        (54,724)
                                         -------------   -------------    -------------   -------------

LOSS BEFORE TAXES                           (105,490)       (221,598)        (250,982)       (332,556)

PROVISION FOR TAXES                                -               -                -               -
                                         -------------   -------------    -------------   -------------

NET LOSS                                 $  (105,490)    $  (221,598)     $  (250,982)    $  (332,556)
                                         ============    =============     ============    ============

Loss per share, basic and diluted        $    (0.008)    $    (0.016)     $    (0.019)    $    (0.024)
                                         ============    =============     ============    ============

Weighted average common shares
outstanding during the period,
basic and diluted                         13,500,000      13,527,473       13,500,000      13,762,431
                                         ============    =============     ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended
                                                          June 30, 2003   June 30, 2002
                                                          -------------   -------------
Cash flows used by operating activities
Net income (loss)                                         $  (250,982)    $  (332,556)
Adjustments to reconcile net loss to cash used by
   operating activities
   Depreciation and amortization                                4,059           4,250
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable                  (3,469)          2,576
   (Increase) decrease in deposits and prepaid expenses         4,195               -
   Increase (decrease) in deferred revenue                       (540)         12,500
   Increase (decrease) in accounts payable                     (4,354)         46,229
   Increase (decrease) in accrued expenses                      1,795          (5,348)
   Increase (decrease) in accrued interest                     59,655          50,318
                                                          -------------   -------------
Net cash used by operating activities                        (189,641)       (222,031)
                                                          -------------   -------------

Cash flows used for investing activities
   Acquisition of fixed assets                                      -          (1,497)
                                                          -------------   -------------
Net cash used for investing activities                              -          (1,497)
                                                          -------------   -------------

Cash flows from financing activities
   Decrease in bank overdraft                                 (13,921)         15,166
   Payments under capital leases                               (4,579)         (1,837)
   Increase (decrease) in note payable                           (968)              -
   Increases (decreases) in line of credit                       (825)           (411)
   Acquisition of treasury stock                                    -            (500)
   Due to officers and directors                              210,600         209,100
                                                          -------------   -------------
Net cash provided by financing activities                     190,307         221,518
                                                          -------------   -------------

Net increase (decrease) in cash                                   666          (2,010)
Cash and cash equivalents, beginning of period                    264           2,509
                                                          -------------   -------------

Cash and cash equivalents, end of period                  $       930     $       499
                                                          =============   =============

NON-CASH TRANSACTIONS
   Cash paid for interest                                 $    12,247     $     7,468
                                                          =============   =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At June 30, 2003, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.

ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At June 30, 2003, allowance for doubtful accounts for accounts receivable was $0.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the six months ended June 30, 2003. At June 30, 2003, the Company has a potential deferred tax asset of approximately $270,000, which has been fully reserved, arising from net operating losses aggregating $1,083,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2003

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $114,992
          Less accumulated depreciation                    (90,589)
                                                          --------
                Net Depreciable Assets                    $ 24,403
                                                          --------

Depreciation expense for the three months and six months ended June 30, 2003 was approximately $2,000 and $4,000, respectively. Depreciation expense for the three months and six months ended June 30, 2002 was approximately $2,000 and $4,000, respectively.


NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At June 30, 2003, due to officers was $1,860,170. During the three months and six months ended June 30, 2003, the Company received advances totaling $108,100 and $210,600 and made payments of $-0- and $-0-, respectively. Included in due to officers is an unsecured note payable to a director in the amount of $1,805,170. The note accrues interest at 7.5% per annum. Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004. Accrued interest on the note shall be payable monthly upon the Company's receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 began to be made in April 2003. Also included in due to officers is an unsecured note payable to a director for $30,000, due January 1, 2004, bearing interest at prime plus 1.75%. The remaining due to officer balance is composed of a $25,000 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.


NOTE 4:  NOTES PAYABLE

Notes payable at June 30, 2003 included a note payable of $250,000 to financial institution, due September 27, 2003, bearing interest at a rate of 3.4%, secured in full by a certificate of deposit and personally guaranteed by officers of the Company.

During 2002, the Company entered into a $50,000 unsecured note payable agreement with an individual, bearing an interest rate of 6%. Under its terms, the individual is to receive 35.8% of commissions received by the company, if any, for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual, for a period of 20 years. All such payments made shall be applied against the principal balance and/or accrued interest of the note. Commission payments of $619 and $968 were made during the three and six months ended June 30, 2003, respectively.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 4:  NOTES PAYABLE (Continued)

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


NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at June 30, 2003 was $69,525.


NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. Pursuant to this defined contribution plan, the Company matches 100% of employee contributions up to 3% of gross salary.


NOTE 7:  CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and fixtures at cost of $31,066. Accumulated depreciation includes $10,530 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of June 30, 2003 are as follows:

       Six months ending December 31, 2003                    $ 3,623
       2004                                                     7,072
       2005                                                     6,438
       2006                                                     4,845
                                                              -------
                                                               21,978
       Less amounts representing interest                      (2,598)
                                                              -------
       Present value of minimum lease payments                 19,380
       Less current installments                               (7,648)
                                                              -------
       Obligations due under capital leases, net of
          current portion                                     $11,732
                                                              =======

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

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
                                                            =========

The Company has entered into employment agreements that are contingent upon the raising of additional capital, with three employees through December 31, 2003. Should the Company terminate the employment agreement without cause, the Company would be liable for one year's base salary. If terminated upon a change in control of the Company each officer is entitled to two year's base salary. At June 30, 2003, the total annual base salary of the three employment agreements contingent upon the raising of capital was approximately $420,000.

During 2002, the Company also entered into an unsecured note payable agreement with an individual. In addition to scheduled payments of principal and interest beginning in January 2004, it calls for the payment of 35.8% of any commissions received by the Company for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual for a period of 20 years. Commission payments received through December 2006 may be used to reduce the scheduled principal and interest payments. Commission payments of $619 and $968 were made during the three and six months ended June 30, 2003, respectively.


NOTE 9:  RELATED PARTY TRANSACTIONS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At June 30, 2003, due to officers was $1,860,170. During the three months and six months ended June 30, 2003, the Company received advances totaling $108,100 and $210,600 and made payments of $-0- and $-0-, respectively. Included in due to officers is an unsecured note payable to a director in the amount of $1,805,170. The note accrues interest at 7.5% per annum. Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004. Accrued interest on the note shall be payable monthly upon the Company's receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 began to be made in April 2003. Also included in due to officers is an unsecured note payable to a director for $30,000, due January 1, 2004, bearing interest at prime plus 1.75%. The remaining due to officer balance is composed of a $25,000 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

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

During the six months ended June 30, 2003, one customer, El Paso Quality Care Network with $78,325, accounted for more than 10% of the Company's revenue.


NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the three and six months ended June 30, 2003 and 2002 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an Anti-Dilutive effect. Therefore, basic and diluted per-share amounts are the same.


NOTE 12: CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. No preferred shares have been issued as of June 30, 2003.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and 13,500,000 shares outstanding as of June 30, 2003.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at June 30, 2003. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of June 30, 2003, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $325,627, an accumulated deficit of $2,131,431 and a net loss for the six months ended June 30, 2003 of $250,982. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Three months ended June 30, 2003 versus the three months ended June 30, 2002
----------------------------------------------------------------------------

The Company incurred a net loss for the three months ended June 30, 2003 of $105,490. This loss was less than the loss of $221,590 for the three months ended June 30, 2002, primarily due to:

* Higher revenues for the three months ended June 30, 2003 of $193,922 than for the three months ended June 30, 2002 of $131,273. The three months ended June 30, 2003 included $39,267 in revenues associated with management services provided to El Paso Quality Care Network, which began in the second half of 2002 and additional revenues associated principally with other new clients.

* Higher salaries and related expenses for the three months ended June 30, 2003 of $166,293 than for the three months ended June 30, 2002 of $150,202. These increased salaries resulted principally from the hiring of a local manager for services to be provided to El Paso Quality Care Network. The cost of additional salaries resulting from the hiring of individuals previously providing contract services were offset by savings associated with the salary of the Company's chief operating officer, who resigned in the fourth quarter of 2002.

* Selling, general and administrative costs of $49,523 for the three months ended June 30, 2003 lower than such costs of $64,769 for the three months ended June 30, 2002. Contracted services costs declined as a result of the hiring of individuals during the second quarter of 2003 who had previously provided contracted services to the Company.

* Legal and accounting fees decreased from $69,757 for the three months ended June 30, 2002 to $16,598 for the three months ended June 30, 2003. The decrease in such professional fees was associated principally with higher consulting and other costs being incurred during 2002 by the Company in its efforts to raise capital.

* Lower rent for the three months ended June 30, 2003 of $15,990 than for the three months ended June 30, 2002 of $30,477 as a result of renegotiation of lease agreements and a reduction in leased office space.

* Higher interest expense for the three months ended June 30, 2003 of $36,943 than for the three months ended June 30, 2002 of $30,390. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to June 30, 2002.

Six months ended June 30, 2003 versus the six months ended June 30, 2002
------------------------------------------------------------------------

The Company incurred a net loss for the six months ended June 30, 2003 of $250,982. This loss was less than the loss of $332,556 for the six months ended June 30, 2002, primarily due to:

* Higher revenues for the six months ended June 30, 2003 of $352,772 than for the six months ended June 30, 2002 of $284,617. The six months ended June 30, 2003 included $78,325 in revenues associated with management services provided to El Paso Quality Care Network, which began in the second half of 2002.

* Higher salaries and related expenses for the six months ended June 30, 2003 of $290,252 than for the six months ended June 30, 2002 of $280,371. These increased salaries resulted principally from the hiring of a local manager for services to be provided to El Paso Quality Care Network. The cost of additional salaries resulting from the hiring of individuals previously providing contract services was offset by savings associated with the salary of the Company's chief operating officer, who resigned in the fourth quarter of 2002.

* Selling, general and administrative costs of $132,330 for the six months ended June 30, 2003 higher than such costs of $127,862 for the six months ended June 30, 2002. This increase resulted principally from higher contract services and other marketing-related costs being incurred during the first quarter of 2003 than the same period during 2002.

* Legal and accounting fees decreased from $83,759 for the six months ended June 30, 2002 to $52,933 for the six months ended June 30, 2003. The decrease in such professional fees was associated principally with higher consulting and other costs being incurred during 2002 by the Company in its efforts to raise capital.

* Lower rent for the six months ended June 30, 2003 of $33,462 than for the six months ended June 30, 2002 of $51,977 as a result of renegotiation of lease agreements and a reduction in leased office space.

* Higher interest expense for the six months ended June 30, 2003 of $71,902 than for the six months ended June 30, 2002 of $57,786. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to June 30, 2002.

FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $325,627 and an accumulated deficit of $2,131,431 at June 30, 2003, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan, including its program for regional insured group health plans.

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


Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of June 30, 2003 (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal control over financial reporting, and therefore, there were no corrective actions taken."

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

                                        TRANS-CENTURY RESOURCES, INC.
                                        (Registrant)


 August 18, 2003                    By:   /s/ Stephen L. Cobb
 ---------------                        ------------------------------
                                        Stephen L. Cobb
                                        Chief Financial Officer
                                        (Principal Financial Officer)