Form 10KSB
period 2003-12-31
TRANS CENTURY RESOURCES INC
filed 2005-06-20
CIK 1098469

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of

1934 for the fiscal year ended DECEMBER 31, 2003

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

________________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form

10-KSB. [X]

Revenues of issuer for fiscal year ended December 31, 2003 are $687,664.

There is no trading market for the registrant's Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 20, 2005 was $0.00.

As of June 20, 2005 the registrant had 13,500,000 shares of Common Stock, $.001 par value, outstanding.

No documents are incorporated by reference.

Transitional Small Business Disclosure Format: Yes [_] No [X]

TABLE OF CONTENTS - 2003 FORM 10-KSB REPORT

Page

Number

PART I

Item   1

Business

3

Item   2.

Properties.

5

Item   3.

Legal Proceedings

5

Item   4.

Submission of Matters to a Vote of Security Holders

5

PART II

Item   5.

Market for Registrant's Common Equity and Related Shareholder Matters

5

Item   6

Management's Discussion and Analysis of Financial Condition and Results

  of Operations...

6

Item   7.

Financial Statements.....

6

Item   8.

Changes in and Disagreements with Accountants on Accounting and Financial

  Disclosure..

6

Item   8A

Controls and Procedures

7

PART III

Item   9.

Directors, Executive Officers, Promoters and Control Persons;

  Compliance with Section 16(a) of the Exchange Act.

8

Item   10.

Executive Compensation.....

9

Item   11.

Security Ownership of Certain Beneficial Owners and Management..

10

Item   12.

Certain Relationships and Related Transactions.

11

Item   13.

Exhibits

12

Item   14.

Principal Accountant Fees and Services

12

Signatures

13

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT.

On December 22, 1994, an entity which had been conducting business since 1982 as Trans-Century Resources was organized into a limited partnership, TCO Trans-Century, Ltd.

Effective October 31, 2001, all right, title and interest in the limited partnership was transferred to Trans-Century Resources, Inc., a Texas corporation (T-C Texas), in exchange for shares of no-par common stock of T-C Texas. At the date of transfer, the limited partnership's assets included a wholly owned company, Community Health Risk Corporation (CHRC), acquired earlier in 2001 from a group including a director and shareholder. CHRC was inactive and has had no activity in 2003, 2002 or 2001.

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

GENERAL.

Since 1982, Trans-Century Resources and its Texas predecessors have provided managed health care consulting services to approximately 100 clients in twelve states. These clients have consisted primarily of hospitals and physician groups ("Providers") in non-urban markets. Services to clients have included consultation about and negotiation of managed care contracts on behalf of Providers with third party insurance entities ("Payers") and the identification and implementation of revenue enhancement and/or cost savings programs for Provider clients. Services have been provided to clients involved in insurance risk, including Provider-sponsored HMOs and employer-funded insurance programs. The Company's risk management services have included oversight of the payment of medical claims, analysis of the level of medical costs, premium setting, and coordination of catastrophic insurance requirements. The Company is currently providing services to approximately a dozen clients in Texas, Louisiana, and Utah. El Paso Quality Care Network and Family Health Network accounted for 22.8% and 10.2%, respectively, of Trans-Century revenue during 2003.

During the years Trans-Century Resources has been in operation, commercial health insurance payers have incurred significant, ongoing increases in their costs. Purchasers of commercial health insurance products were being charged for the increases, in the form of higher premiums.

Trans-Century Resources was formed to implement a private, market-driven solution to provide a commercial health insurance solution designed around community-based partnerships. After receiving numerous queries from clients regarding alternatives to the managed care solutions currently available in their markets, the Company invested approximately $1 million in conducting a two year investigation of the many diverse options available. Using a framework similar to that proposed by other advocates of community-based partnerships, Trans-Century Resources designed a program for regional insured group health plans, the Trans-Century Health Plans concept. This concept appeared to best address the concerns of the Company's clients and the needs of their communities.

In support of this concept, Trans-Century Resources, Inc. developed key components of the administrative and operational infrastructure needed for implementation.  Those components included a captive insurance company, Community Health-Risk Corporation, to share in insurance risk, and NuHealth EAP, an employee assistance program, to provide significant additional benefits to participating employers.

Components necessary to complete the infrastructure and offer the Trans-Century Health Plans included obtaining the working capital needed to fund insurance reserves for Community Health-Risk Corporation and interim operating expenses, contracting with recognized insurance companies to act as issuing carriers and reinsurance partners, and developing formal Trans-Century Provider Networks.

Due to the Company’s inability to obtain the necessary working capital, it conveyed substantially all assets and liabilities of the Company as of December 31, 2004 to its officers in settlement of amounts owed them of approximately $2,257,000.

COMPETITION.

The industry of managed health care and health insurance is highly competitive.  Concerns about the Company’s chances for success in that industry were major contributing factors to its inability to obtain the financing necessary to complete its infrastructure and offer the Trans-Century Health Plans.

GOVERNMENT REGULATIONS.

         State Regulation.

The Trans-Century Health Plans and the products offered under these plans would have been subject to state regulations applicable to the provision of managed health care services and the sale of traditional health indemnity insurance.  As the Company was unable to offer any products due to its inability to obtain financing, it was never subject to such regulation.

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

Its licensure to carry on long-term insurance business in the British Virgin Islands makes it subject to the British Virgin Islands Insurance Act of 1994 and the British Virgin Islands Insurance Regulations of 1995. However, Community Health-Risk Corporation was never required to meet the minimum capital and other regulatory requirements of such acts, due to the Company’s inability to obtain the necessary financing.  Community Health-Risk Corporation was sold along with substantially all other assets and liabilities of the Company in December 2004.

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

EMPLOYEES

As of December 31, 2003, the Company employed a total of 12 persons on a full-time basis. Of these 12 employees, 3 are managerial, 8 are administrative and 1 is professional/clinical.

ITEM 2. PROPERTIES

Trans-Century Resources, Inc. leases corporate offices in Austin, Texas under a noncancelable operating lease expiring September 2007, at the current annual rate of $64,842. We also lease office space in the Dallas/Fort Worth, Texas area at the current monthly rate of $710 under a lease which is renewed annually on July 31.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation or pending litigation, nor is it aware of any suit or litigation that is threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during fiscal year 2003.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is presently no public trading market for the Company's common equity. As of December 31, 2003, there were 18 holders of record of the Company's common equity. The Company did not pay or declare cash dividends on its Common Stock since its inception.  During 2004, holders of the Company’s common equity conveyed their ownership in the Company to two of its officers in settlement of amounts due them.

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

Based upon ongoing concerns expressed by clients regarding instability in their markets and in their relationships with commercial health insurance companies, the principals of Trans-Century Resources began intensive investigation in 1999 of existing and proposed healthcare financing and delivery models, in an effort to identify insurance and/or related solutions that would best address those concerns.  The Company identified a market-driven, collaborative effort among the various stakeholders in each community, including employers, physicians and hospitals, insurance companies, and community leaders, as providing the best model to satisfy specific and future community needs. The effort involved in identifying and preparing the framework needed for such a model, and its detailed components, had a significant effect upon the Company's financial position and results of operations.

Years ended December 31, 2003 and 2002

Trans-Century Resources had a decrease in its net loss of approximately $210,000 between 2002 and 2003.  The Company increased its emphasis on its traditional consulting and network management services, due to its continued lack of success in securing financing necessary to implement its insurance programs.  As a result, revenues increased by approximately $121,000 between 2002 and 2003.  Operating costs and expenses declined between 2002 and 2003 by approximately $96,000 due to the combined effect of lower legal and accounting fees and successful cost reduction efforts during 2003.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of Trans-Century at December 31, 2003 are as follows:

Name

Age

Title

Mary W. Patterson

55

President and Chief Executive Officer; Director

D.L. Patterson (1)

66

Chairman of the Board of Directors; Secretary

Larry Stockman (1)

68

Director; President of NuHealth EAP Division*

Stephen L. Cobb

45

Chief Financial Officer; Vice President*

__________________

(1)  Member of the Audit Committee

The principal occupations and business experience of the Company's directors, executive officers and key personnel for at least the last five years are as follows:

Mary W. Patterson, President and Chief Executive Officer; Director. Mrs. Patterson served as President, Chief Executive Officer, and a director of Trans-Century Resources, Inc. (the Texas corporation) before its merger with eInsure. Mrs. Patterson has been the principal of Trans-Century Resources, Inc. (the Texas corporation) and its predecessors since 1982, providing consulting and related services to health care providers. Mrs. Patterson has a Master's degree in Health Care Administration from Trinity University. Mrs. Patterson's term as a director expires in November 2006.

D. L. Patterson, Chairman of the Board of Directors; Secretary. Mr. Patterson served as an officer and director of Trans-Century Resources, Inc. (the Texas corporation) before its merger with eInsure. Mr. Patterson holds a Master's degree in Hospital Administration from Duke University. Since 1990, Mr. Patterson has been involved in the ownership and operations of several privately held healthcare management organizations: Medical Venture Management, Inc.; Elmwood Care, Inc.; Southeastern Hospital Corporation; and Trans-Century Operations, Inc. Mr. Patterson's term as a director expires in November 2006.

Larry Stockman, Ph.D., is a Director, and President of NuHealth EAP Division. Dr. Stockman has served as a consultant to Trans-Century Resources in prior years, and became a Director and Executive of the Company at the time of the merger. Dr. Stockman served as the EAP Director for BJC Healthcare, a large St. Louis based provider, from 1999 until his affiliation in 2001 with Trans-Century Resources. He has prior EAP operational experience with organizations such as American Healthcare Partners (1996-1999), Behavioral Health, Inc. (1993-1996), and Human Affairs International (1984-1993). His early career included assignments in South America and the USA with Exxon Corporation. Dr. Stockman holds several advanced degrees. His term as a Director expires in November 2006.

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

*Mr. Stockman resigned from the Company on December 31, 2004.  Mr. Cobb resigned from the Company in October 2004.

Officers serve at the discretion of the board of directors.

BOARD OF DIRECTORS

The bylaws permit the board of directors to fill any vacancy. A director appointed to fill a vacancy may serve until the next annual meeting of shareholders or until his or her successor has been elected. Mary W. Patterson and D. L. Patterson are wife and husband.

BOARD COMMITTEES

Audit Committee. The board of directors created an audit committee, which reviews and makes recommendations to the board of directors concerning various auditing and accounting matters, including the results and scope of audit and other services provided by our independent accountants. In addition, it evaluates audit and control functions. The audit committee currently consists of Messrs. Patterson and Stockman.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal years ended December 31, 2003, 2002 and 2001.

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

President,

eInsure Network

Mary Patterson         2003        $8,461        0            0               0            0           0             0

President, Trans-      2002         0            0            0               0            0           0             0

 Century Resources     2001         0            0            0               0            0           0             0

Larry Stockman*        2003       $36,000        0            0               0            0           0             0

President, NuHealth    2002       $27,256        0            0               0            0           0             0

    EAP Division       2001        $1,536        0            0               0            0           0             0

Mark D. Thomey         2001       $46,154        0            0               0            0           0             0

Vice President,

 Operations

Stephen L. Cobb*       2003       $90,000        0            0               0            0           0             0

Chief Financial        2002       $90,000        0            0               0            0           0             0

 Officer, Vice         2001       $13,846        0            0               0            0           0             0

   President

*Mr. Stockman resigned from the Company on December 31, 2004.  Mr. Cobb resigned from the Company in October 2004.

DIRECTOR COMPENSATION

Directors currently do not receive any cash compensation from the Company for serving as a director, although directors are reimbursed for reasonable expenses, if any, of attendance at each regular or special meeting of the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of the Company's outstanding common stock by each person who is the beneficial owner of more than 5% of its capital stock; each of its directors; each of its executive officers; and all of its directors and executive officers as a group.

To management's knowledge, except under applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock.

Title of

Name and

Amount and

Percent of

Class

Address of

Nature of

Class (1)

Beneficial

Beneficial

Owner

Ownership

_____________________________________________________________________________________

Common

Appletree Investment Company, Ltd.(2)

1,800,000

13.33%

Stock

69 Athol Street

Direct

Douglas, Isle of Man 1M1 1JE

Common

Mary W. Patterson,

6,000,000

44.44%

Stock

President, Chief Executive

Direct

Officer and Director

8140 N. Mopac Expressway

Westpark III, Suite 200

Austin, Texas 78759

Common

D. L. Patterson

2,000,000

14.82%

Stock

Director

Direct

8140 N. Mopac Expressway

Westpark III, Suite 200

Austin, Texas 78759

Common

Larry Stockman*

2,000,000

14.82%

Stock

NuHealth EAP Division

Direct

President and Director

8140 N. Mopac Expressway

Westpark III, Suite 200

Austin, Texas 78759

Common

Stephen L. Cobb*

200,000

1.48%

Stock

Chief Financial Officer and

Direct

Vice President

8140 N. Mopac Expressway

Westpark III, Suite 200

Austin, Texas 78759

Common

All directors and executive

10,200,000

75.56%

Stock

officers as a group

Direct

(4 persons)

______________________

(1)  Based on 13,500,000 shares of common stock outstanding as of December 31, 2003

(2) Appletree Investment Company, Ltd. is a corporation domiciled on the Isle of Man. Its directors, Simon Grant Duggan, Bernard O'Kelly, Stewart Davies and Gordon Drake, have voting and investment power for the Trans-Century shares owned by Appletree Investment Company, Ltd.

*Mr. Stockman resigned from the Company on December 31, 2004.  Mr. Cobb resigned from the Company in October 2004.

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

As of December 31, 2003, Mr. Patterson and Mr. Stockman had made unsecured advances to the Company which it used to meet its working capital needs aggregating $2,200,169. The Company conveyed its employee assistance program operation to Mr. Stockman in December 2004 in settlement of all amounts owed him.  Mr. Patterson received substantially all of the Company’s remaining assets and liabilities as of December 31, 2004 in settlement of amounts owed him.

At December 31, 2003, amounts owed Mr. Patterson and Mr. Stockman were included in the consolidated balance sheet as due to officers and directors in the amount of $2,200,169, with accrued interest of $7,087. All of the shareholders of Trans-Century Resources, Inc. (the Texas Corporation) and of eInsure Networks Corporation, including the persons named in Item 11, were parties to the Merger Agreement and the merger transactions described in Item 1 and Item 5.

ITEM 13.  EXHIBITS

(a)      (1) The following financial statements are contained on Pages F-1 through F-17:

           REPORT OF INDEPENDENT AUDITORS, SPROUSE & ANDERSON L.L.P., CERTIFIED

           PUBLIC ACCOUNTANTS, DATED JANUARY 10, 2005

           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

           DECEMBER 31, 2003 AND 2002

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED

           DECEMBER 31, 2003 AND 2002

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

           DECEMBER 31, 2003 AND 2002

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003

(a)  (2) Exhibits

14

Code of Ethics of Trans-Century Resources, Inc.

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our board of directors appointed Sprouse & Anderson, L.L.P. as independent auditors to audit our financial statements for the years ended December 31, 2003 and 2002. The aggregate fees billed by Sprouse & Anderson, L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10-KSB for the fiscal years ended December 31, 2003 and December 31, 2002, was $13,750 and $18,800, respectively.

Tax Related Fees

For the Company’s fiscal year ended December 31, 2003 and 2002, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2003 and 2002.

TRANS-CENTURY RESOURCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AND

INDEPENDENT AUDITORS' REPORT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

TRANS-CENTURY RESOURCES, INC.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORT

F-3

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheets

F-4

 Consolidated Statements of Operations

F-5

 Consolidated Statements of Stockholders’ Equity

F-6

 Consolidated Statements of Cash Flows

F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-8 – F-17

To The Board of Directors and Stockholders of

Trans-Century Resources, Inc.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Trans-Century Resources, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, consolidated stockholders’ equity (deficit), and consolidated cash flows for the years ended December 31, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Trans-Century Resources, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13, subsequent to year end the Company sold substantially all assets of the Company in exchange for certain Company common stock and settlement of outstanding debt of the Company.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sprouse & Anderson LLP

SPROUSE & ANDERSON LLP,

CERTIFIED PUBLIC ACCOUNTANTS

January 10, 2005

Austin, Texas

TRANS-CENTURY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$1,270	$264
Restricted cash	250,000	250,000
Accounts receivable	112,348	112,746
Prepaid expenses	4,339	4,196
Total Current Assets	367,957	367,206

PROPERTY AND EQUIPMENT, net	25,430	28,407
OTHER ASSETS	145	250
DEPOSITS	5,769	5,768

TOTAL ASSETS	$399,301	$401,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$137,358	$156,893
Accounts payable - related party	10,824	15,991
Bank overdraft	2,786	13,921
Accrued expenses	11,462	1,307
Accrued interest	7,087	20,587
Deferred revenue	12,500	16,002
Notes payable, current portion	13,481	300,000
Due to officers and directors, current portion	130,929	-
Obligations under capital lease, current portion	7,257	7,648
Line of credit	68,113	70,350
Total Current Liabilities	401,797	602,699

OTHER LIABILITIES
Notes payable, net of current portion	282,000	-
Due to officers and directors, net of current portion	2,069,240	1,649,570
Obligations under capital lease, net of current portion	16,693	16,311
Total Other Liabilities	2,367,933	1,665,881

TOTAL LIABILITIES	2,769,730	2,268,580

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (8,000,000 authorized, $.001 par, -0- issued and * outstanding)	-	-
Common stock (100,000,000 authorized, $.001 par, 14,000,000 * issued and 13,500,000 outstanding)	14,000	14,000
Accumulated deficit	(2,383,929)	(1,880,449)
Treasury stock (500,000 shares of common stock, at cost)	(500)	(500)
Total Stockholders' Equity (Deficit)	(2,370,429)	(1,866,949)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$399,301	$401,631

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRANS-CENTURY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUES	$687,664	$566,540

EXPENSES
Selling, general and administrative	308,104	364,620
Salaries and related expenses	553,837	530,850
Legal and accounting fees	74,244	126,304
Office supplies	29,609	26,842
Rent	78,626	97,304
Bank charges	516	451
Total Operating Costs and Expenses	1,044,936	1,146,371

OPERATING LOSS	(357,272)	(579,831)

OTHER INCOME (EXPENSE)
Interest income	4,005	3,829
Interest expense	(13,179)	(8,592)
Interest expense-related party	(137,034)	(128,795)
Total Other Income (Expense)	(146,208)	(133,558)

INCOME (LOSS) BEFORE TAXES	(503,480)	(713,389)
PROVISION FOR TAXES	-	-
NET INCOME (LOSS)	$(503,480)	$(713,389)

Earnings (Loss) Per Share
Basic and diluted	(0.04)	(0.05)
Weighted Average Common Shares * outstanding during the period, * basic and diluted	13,500,000	13,680,411

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRANS-CENTURY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2001	14,000,000	$14,000	-	$-	$(1,167,060)	$(1,153,060)

Acquisition of treasury stock	-	-	500,000	(500)	-	(500)

Net loss for the year ended December 31, 2002	-	-	-	-	(713,389)	(713,389)

Balance at December 31, 2002	14,000,000	14,000	500,000	(500)	(1,880,449)	(1,866,949)

Net loss for the year ended December 31, 2003	-	-	-	-	(503,480)	(503,480)

Balance at December 31, 2003	14,000,000	$14,000	500,000	$(500)	$(2,383,929)	$(2,370,429)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRANS-CENTURY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net loss	$(503,480)	$(713,389)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation and amortization	11,588	11,395
Changes in operating assets and liabilities
Decrease in accounts receivable	398	26,787
Decrease in other current assets	-	247
Increase in deposits and prepaid expenses	(144)	(4,196)
(Decrease) increase in accounts payable	(35,837)	63,262
Decrease in other accrued expenses	(3,344)	(76,210)
(Decrease) increase in deferred revenue	(3,502)	16,002
NET CASH USED BY OPERATING ACTIVITIES	(534,321)	(676,102)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of fixed assets	(583)	(1,497)
NET CASH USED FOR INVESTING ACTIVITIES	(583)	(1,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	50,000
Payments on notes payable	(4,519)	-
Payments under capital leases	(7,933)	(5,166)
Proceeds from advances by partners	550,599	631,670
Purchase of treasury stock	-	(500)
Payments on line of credit	(2,237)	(650)
NET CASH PROVIDED BY FINANCING ACTIVITIES	535,910	675,354

NET INCREASE (DECREASE) IN CASH	1,006	(2,245)
CASH AND CASH EQUIVALENTS, beginning of year	264	2,509
CASH AND CASH EQUIVALENTS, end of year	$1,270	$264

CASH PAID FOR INTEREST	$26,679	$8,111
TAXES PAID	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES
Purchase of fixed assets under capital leases	$7,924	$23,079

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1:

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

On December 22, 1994, an entity which had been conducting business since 1982 as Trans-Century Resources was organized into a limited partnership, TCO Trans- Century, Ltd. (TCO).

Effective October 31, 2001, TCO transferred all right, title and interest in TCO to Trans-Century Resources, Inc., a Texas corporation (T-C Texas), in exchange for 1,000 shares of no-par common stock of T-C Texas. At the date of transfer, TCO’s assets included a wholly owned subsidiary, Community Health Risk Corporation (CHRC), a captive insurance company domiciled in the British Virgin Islands.

CHRC was originally owned by a group including a shareholder of the Company.  TCO had provided services to and invoiced CHRC for billable hours and out of pocket expenses associated with the development of its community based health plan concept until mid 2001, when TCO acquired the stock of CHRC for $30,000 of debt payable to the shareholder of the Company.  CHRC had recorded an intangible asset of approximately $933,000 to reflect capitalization amounts invoiced by TCO.  At year end 2001 it was determined that there was no value to the intangible asset of approximately $933,000 associated with the Company’s investment in CHRC, and as such it was impaired under SFAS 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.”  The $30,000 related to the acquisition was expensed under SOP 98-5, “Reporting on the Costs of Start-Up Activities.”  The acquisition was accounted for by the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value. CHRC was inactive and there was no activity in 2001.

In addition, an individual transferred assets of NuHealth Employee Assistance Program valued at $1,987 to T-C Texas in exchange for 200 shares of no-par common stock of T-C Texas.

Effective November 19, 2001, eInsure Networks Corporation (“eInsure”) consummated a Merger Agreement (the “Agreement”) with T-C Texas, whereby the stockholders of T-C Texas exchanged their shares of common stock for common stock of eInsure.  Before the merger, eInsure was a development stage corporation with no operations.  For accounting purposes the acquisition has been treated as a recapitalization of T-C Texas with T-C Texas as the acquirer in a reverse acquisition.

The historical financial statements are those of T-C Texas and its predecessor TCO.  Concurrent with the merger, eInsure changed its name to Trans-Century Resources, Inc. (the Company).  Pursuant to the Agreement, the shareholders of T-C Texas exchanged all their shares into 12,000,000 shares or approximately 85.7% of the common stock of eInsure.  The shareholders of eInsure, before the Agreement hold the remaining 2,000,000 shares of the 14,000,000 total shares of the Company issued and outstanding subsequent to the merger.   Those 2,000,000 shares were valued at $1,419, or $.0007 per share, based upon the value associated with the exchange of shares of T-C Texas for TCO partners’ capital of $9,933.

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1:

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Trans-Century Resources, Inc. is a managed care consulting business that services clients throughout the United States.  Its wholly owned captive insurance subsidiary, CHRC, is inactive. At year end 2001, management deemed the intangible asset of approximately $933,000 associated with the Company’s investment in CHRC to be impaired under Statement of Financial Accounting Standards #121, “Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of”, and charged such amounts to operations at that time.

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

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 1:

ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

CASH AND CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged to earnings.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  For the years ended December 31, 2003 and 2002, allowance for doubtful accounts for accounts receivable was $-0-.

RECLASSIFICATION

Certain amounts from prior year have been reclassified for comparative purposes.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no current or deferred income tax expense or benefits due to the Company for the years ended December 31, 2003 and 2002.  At December 31, 2003, the Company has a potential deferred tax asset of approximately $300,000, which has been fully reserved, arising from the net operating losses aggregating approximately $1,300,000.  At December 31, 2002, the Company has a potential deferred tax asset of approximately $200,000, which has been fully reserved, arising from net operating losses aggregating $800,000.  These net operating loses begin to expire in 2020.

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 1:

ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

NOTE 2:

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2003	2002
Furniture and fixtures	$123,498	$114,992
Less accumulated depreciation	(98,068)	(86,585)
Net Depreciable Assets	$25,430	$28,407

Depreciation and amortization expense for the years ended December 31, 2003 and 2002, was $11,588 and $11,395, respectively.

NOTE 3:

DUE TO OFFICERS

During the year ended December 31, 2003, officers made unsecured advances to the Company.  At December 31, 2003, due to officers was $2,200,169.  During the year, the Company received advances totaling $550,599 and made payments of $-0-.

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 3:

DUE TO OFFICERS (Continued)

Due to officers at December 31 consisted of the following:

	2003	2002
An unsecured note payable to a director; principal payments of $100,000 commencing October 1, 2004. Note accrues interest at 7.5% per annum with accrued interest payable monthly upon the Company's receipts of equity funding in an amount equal or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 must be made beginning April 2003.	2,135,150	1,594,570

An unsecured note payable to a director bearing interest at prime rate plus 1.75%, due January 1, 2005.	34,090	30,000

An advance from an officer bearing an interest rate at 9%, due January 1, 2004.	30,929	25,000

TOTAL	$2,200,169	$1,649,570

Less current maturities	(130,929)	-
Long-term due to officers	$2,069,240	$1,649,570

The aggregate maturities of advances from officers are as follows:

Year ended December 31,
2004	$130,929
2005	434,090
2006	400,000
2007	400,000
2008	400,000
Thereafter	435,150
Total	$2,200,169

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 4:

NOTES PAYABLE

Notes payable at December 31, 2003 and 2002, consisted of a note payable of $250,000 to financial institution, due January 21, 2005, bearing interest at a rate of 3.4%, and is secured in full by a certificate of deposit and personally guaranteed by officers of the Company.

During the year ended December 31, 2002, the Company entered into a $50,000 unsecured note payable agreement with an individual, bearing an interest rate of 6%.  Under its terms, the individual is to receive 35.8% of commissions received by the company, if any, for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual, for a period of 20 years.  All such payments made shall be applied against the principal balance and/or accrued interest of the note.  Payments of $4,519 were made during 2003 and no payments were made during 2002.

Beginning in January 2004, the Company must begin making monthly payments of principal and interest on the note balance outstanding as of December 31, 2003.  Monthly payment amounts will be determined based upon a thirty-six month amortization period, and will be reduced accordingly for any commission payments made during the three years ending December 31, 2006.

The individual has the option, for a period of 90 days after the Company’s stock is available for public trading, to convert any unpaid principal balance on the note into common stock of the Company.  The amount of such stock to be issued will vary based upon the unpaid balance of the note up to a maximum of 2% of the Company’s outstanding stock at the date of conversion.  As of December 31, 2003, the conversion feature expired unexercised.

The aggregate maturities of notes payable are as follows:

Year ended December 31,
2004	$13,481
2005	265,541
2006	16,459
Total	$295,481

NOTE 5:

LINE OF CREDIT

The Company has a line of credit of $75,000 with a financial institution secured by personal guarantees by officers of the Company. Interest on the line of credit is computed daily at the prime rate plus 1.75%.  Total amount outstanding at December 31, 2003 and 2002, was $68,113 and $70,350, respectively.  Interest expense on the line of credit at December 31, 2003 and 2002 was approximately $4,200 and $4,200, respectively.

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 6:

RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service.  The plan is a defined contribution plan under which the Company matches 100% of employee contributions up to 3% of gross salary.  Employer contributions were $11,809 and $10,049 for the years ended December 31, 2003 and 2002, respectively.

NOTE 7:

CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment.  Payments are due monthly and include interest at 7%.  The computer equipment is included in furniture and equipment at cost of $38,990.  Accumulated depreciation includes $16,381 in depreciation expense related to these assets.  Future minimum payments due under the capital leases are as follows:

2004	$8,965
2005	8,332
2006	6,740
2007	1,894
2008	1,578
Total	27,509

Less amounts representing interest	(3,559)

Present value of minimum lease payments	23,950
Less current installments	(7,257)
Obligations due under capital leases, net of current portion	$16,693

NOTE 8:

COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under noncancelable operating leases expiring September 2007.  Total rent expense under all operating leases for the years ended December 31, 2003 and 2002, was approximately $79,000 and $99,000, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

2004	$65,281
2005	67,033
2006	68,786
2007	52,575
Total	$253,675

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 8:

COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 9:

RELATED PARTY TRANSACTIONS

During the years ending December 31, 2003 and 2002, officers made unsecured advances to the Company.  At December 31, 2003 and 2002, due to officers was $2,200,169 and $1,649,570, respectively.  During the years then ended, the Company received advances totaling $550,599 and $631,670, respectively, and made no payments.

Included in due to officers is an unsecured note payable to a director in the amount of $2,135,150.  The note accrues interest at 7.5% per annum.  Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004.  Accrued interest on the note shall be payable monthly upon the Company’s receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 must be made beginning April 2003.

Also included in due to officers is an unsecured note payable to a director for $34,090, due January 1, 2004, bearing interest at prime plus 1.75%.  The remaining due to officer balance is composed of a $30,929 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.

As of December 31, 2003 and 2002, the Company had accounts payable to officers of the Company in the amounts of $10,824 and $15,991, respectively.

NOTE 10:

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents.  The Company places its cash and cash equivalents with higher credit quality financial institutions, however for limited periods of time during the year, bank balances in deposit were in excess of the Federal Deposit Insurance Corporation insurance limit.

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 10:

CONCENTRATIONS OF CREDIT RISK (Continued)

In 2003, two customers accounted for more than 10% of Company revenues.  Revenues for services provided to El Paso Quality Care were approximately $157,000 and Family Health Care Network were approximately $70,000.

In 2002, three customers accounted for more than 10% of Company revenues.  Revenues for services provided to El Paso Quality Care were approximately $83,000, Integrated Community Partners/Pri-Med Health Network were approximately $80,000, and Family Health Network were approximately $70,000.

NOTE 11:

LOSS PER SHARE

Basic and diluted loss per common share for the years ended December 31, 2003 and 2002 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards No. 128 “Earnings Per Share”.  Warrants to purchase shares of common stock were outstanding during the period but the inclusion of those potential common shares in the computation of diluted loss per common share would have an anti-dilutive effect.  Therefore, basic and diluted per-share amounts are the same.

NOTE 12:

CAPITAL STOCK

Preferred Stock – Effective with agreement and plan of merger and set forth in the restated Certificate of Incorporation, the Company is authorized to issue 8,000,000 shares of preferred stock at $.001 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors.  No preferred shares have been issued as of December 31, 2003.

Common Stock – The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value.  The Company has 14,000,000 shares issued and 13,500,000 outstanding as of December 31, 2003.

Common Stock Warrants – Pursuant to the continuing agreement with PageOne Business Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at December 31, 2003.  These warrants enable holder to purchase shares of the Company’s stock through November 19, 2006.  At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero.  As of December 31, 2003, all warrants issued were outstanding.

TRANS-CENTURY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DECEMBER 31, 2003 AND 2002

NOTE 13:

GOING CONCERN

Effective December 31, 2004, the Company sold substantially all assets of the Company in exchange for Company common stock and in settlement of outstanding debt of the Company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 14:

SUBSEQUENT EVENTS

As of December 31, 2004, the Company sold assets of the Employee Assistance Program to an officer in exchange for Company common stock and for the release from a note payable owed to that officer amounting to approximately $34,000.  In addition, as of December 31, 2004, the Company entered into a settlement agreement with two officers, in which the Company sold substantially all remaining assets and liabilities, excluding those related to the Employee Assistance Program, to Trans-Century Resources Partners, L.P. in settlement of an outstanding note payable in the amount of approximately $2,223,000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-CENTURY RESOURCES, INC.

Date     June 20, 2005

 By: /s/ Mary W. Patterson

Name: Mary W. Patterson

Title:  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of and in all the capacities and on the dates indicated.

Date     June 20, 2005

By: /s/ Mary W. Patterson

Name: Mary W. Patterson

Title: Chief Executive Officer, Chief

Financial Officer, Director

Date     June 20, 2005

By: /s/ D. L. Patterson

Name: D. L. Patterson

Title: Chairman of the Board, Secretary

13