Form 10QSB
period 2004-03-31
TRANS CENTURY RESOURCES INC
filed 2005-07-25
CIK 1098469

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                         YES  [ ]    NO  [X]

     As of July 18, 2005, there were 13,500,000 shares of Common Stock,

$0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

                                                                    PAGE NUMBER

         PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF MARCH 31,

           2004 (Unaudited)                                               3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

           THREE MONTHS ENDED MARCH 31, 2004

              AND 2003 (Unaudited)                                        4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

           THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)         5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6-12

         Item 2. Management's Discussion and Analysis of

                 Financial Condition and Results of Operations           13

         Item 3. Controls and Procedures                                 14

         Part II.   OTHER INFORMATION

         Item 6.  Exhibits                                               15

         Signatures                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                MARCH 31, 2004

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                       $      7,743

  Restricted cash                                                      250,000

  Accounts receivable, net                                             134,152

  Deposits and prepaid expenses                                          8,924

                                                                   ------------

      Total current assets                                             400,819

                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             23,196

OTHER ASSETS                                                               121

                                                                  ------------

      TOTAL ASSETS                                                $    424,136

                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Deferred revenue                                                     12,500

   Accounts payable                                                    143,993

   Accrued expenses                                                      2,807

   Accrued interest                                                     45,514

   Notes payable                                                       293,056

   Obligations under capital lease, current portion                      5,372

   Line of credit                                                       67,471

   Due to officers and directors, current portion                      130,929

                                                                  ------------

      Total current liabilities                                        701,642

                                                                  ------------

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             2,177,940

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                 16,693

                                                                  ------------

      Total liabilities                                              2,896,275

                                                                  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

   Preferred stock (8,000,000 authorized, $.001 par,

      -0- issued and outstanding)                                            -

   Common  stock  (100,000,000 authorized, $.001 par,

      14,000,000 issued, 13,500,000 outstanding)                        14,000

   Accumulated Deficit                                              (2,485,639)

                                                                  ------------

         Total paid-in capital and retained earnings                (2,471,639)

   Less cost of treasury stock (500,000 shares)                           (500)

                                                                  ------------

         Total shareholders' equity (deficit)                       (2,472,139)

                                                                  ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    424,136

                                                                  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANS-CENTURY RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                      (Unaudited)

                                                        2004          2003

                                                   -----------     -----------

REVENUES                                           $  167,988      $   158,851

EXPENSES

   Selling, general and administrative                 53,911           82,701

   Salaries and related expenses                      137,829          123,959

   Legal and accounting fees                            4,429           36,335

   Office supplies                                      8,070            8,488

   Rent                                                17,521           17,471

   Depreciation and amortization                        2,258            2,030

                                                   -----------     -----------

      Total Operating Costs and Expenses              224,018          270,984

                                                   -----------     -----------

Operating Income (Loss)                               (56,030)        (112,133)

                                                   -----------     -----------

Other Income (Expense)- Interest expense              (45,680)         (33,359)

                                                   -----------     -----------

LOSS BEFORE TAXES                                    (101,710)        (145,492)

PROVISION FOR TAXES                                        -0-             -0-

                                                   -----------     -----------

NET LOSS                                           $ (101,710)    $   (145,492)

                                                   ===========     ===========

Earnings (Loss) Per Share

   Basic and diluted                               $     (.01)     $      (.01)

                                                   ===========     ===========

Weighted Average Common Shares

 outstanding during the period,

 basic and diluted                                  13,500,000      13,500,000

                                                   ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (Unaudited)

   2004            2003

                                                          -------------   -------------

Cash flows used by operating activities

Net income (loss)                                         $   (101,710)   $  (145,492)

Adjustments to reconcile net loss to cash used by

   operating activities

   Depreciation and amortization                                 2,258          2,030

Changes in operating assets and liabilities

   (Increase) decrease in accounts receivable                  (21,804)        17,082

   (Increase) decrease in deposits and prepaid expenses          1,184          4,195

   Increase (decrease) in deferred revenue                          -0-         6,254

   Increase (decrease) in bank overdraft

    (2,786)

     (13,921)

   Increase (decrease) in accounts payable                      (4,189)         5,021

   Increase (decrease) in accrued expenses                      (8,655)        31,946

   Increase (decrease) in accrued interest                      38,427            -0-

                                                          -------------   -------------

Net cash used by operating activities                          (97,275)       (92,885)

                                                          -------------   -------------

Cash flows used for investing activities

   Acquisition of fixed assets                                     -0-           -0-

                                                          -------------   -------------

Net cash used for investing activities                             -0-           -0-

                                                          -------------   -------------

Cash flows from financing activities

   Payments under capital leases                                (1,885)        (2,289)

   Increase (decrease) in line of credit                          (642)          (375)

   Increase (decrease) in notes payable                         (2,425)          (349)

   Due to officers and directors                               108,700        102,500

                                                          -------------   -------------

Net cash provided by financing activities                      103,748         99,487

                                                          -------------   -------------

Net increase (decrease) in cash                                  6,473          6,602

Cash and cash equivalents, beginning of period                   1,270            264

                                                          -------------   -------------

Cash and cash equivalents, end of period                  $      7,743    $     6,866

                                                          =============   =============

NON-CASH TRANSACTIONS

   Cash paid for interest                                 $      7,169    $     2,178

                                                          =============   =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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

                                MARCH 31, 2004

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At March 31, 2004, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.

ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At March 31, 2004, allowance for doubtful accounts for accounts receivable was $0.

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

2004. At March 31, 2004, the Company has a potential deferred tax asset of approximately $300,000, which has been fully reserved, arising from net operating losses aggregating $1,200,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2004

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $123,499

          Less accumulated depreciation                    100,303

                                                          --------

                Net Depreciable Assets                    $ 23,196

                                                          --------

Depreciation expense for the three months ended March 31, 2004 was approximately $2,000. Depreciation expense for the three months ended

March 31, 2003 was approximately $2,000.

NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At March 31, 2004, due to officers was

$2,308,869.  During the three months ended March 31, 2004 the Company received advances totaling $108,700 and made payments of $-0-.  Included in due to officers is an unsecured note payable to a director in the amount of $1,905,036.

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

2004, with interest from July 10, 2001, at a rate of 9% annually.  The notes were renewed March 11, 2004.

Due to the Company’s inability to obtain necessary working capital, it conveyed substantially all assets and liabilities of the Company as of December 31, 2004 to its officers in settlement of amounts owed them of approximately $2,257,000.

NOTE 4:  NOTES PAYABLE

Notes payable at March 31, 2004 included a note payable of $250,000 to financial institution, due December 27, 2004, bearing interest at a rate of

3.4%, secured in full by a certificate of deposit and personally guaranteed by officers of the Company.

During 2002, the Company entered into a $50,000 unsecured note payable agreement with an individual, bearing an interest rate of 6%. Under its terms, the individual is to receive 35.8% of commissions received by the company, if any,

for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual, for a period of 20 years. All such payments made shall be applied against the principal balance and/or accrued interest of the note.  The commission plan was terminated in 2004.

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2004

NOTE 4:  NOTES PAYABLE (Continued)

Beginning in January 2004, the Company must begin making monthly payments of principal and interest on the note balance outstanding as of December 31, 2003.

Monthly payment amounts will be determined based upon a thirty-six month amortization period, and will be reduced accordingly for any commission payments made during the three years ending December 31, 2006.  In March 2004 the individual agreed to accept payments of $1,000 monthly to be applied to principal and interest.  Principal and interest payments of $3,000 were made during the three months ended March 31, 2004.

The individual has the option, for a period of 90 days after the Company's stock is available for public trading, to convert any unpaid principal balance on the note into common stock of the Company. The amount of such stock to be issued will vary based upon the unpaid balance of the note up to a maximum of 2% of the

Company's outstanding stock at the date of conversion.

NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at March 31, 2004 was $67,471.

NOTE 6:  RETIREMENT PLAN

The Company provides a SIMPLE retirement plan for all employees age 18 and over with one year of service. Pursuant to this defined contribution plan, the

Company matches 100% of employee contributions up to 3% of gross salary.

NOTE 7:  CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases for computer equipment. Payments are due monthly and include interest at 7%. The computer equipment is included in furniture and fixtures at cost of $38,990. Accumulated depreciation includes

$18,243 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of March 31, 2004 are as follows:

       2004                                                   $ 8,965

       2005                                                     8,332

       2006                                                     6,740

       2007                                                     1,894

       2008                                                     1,578

                                                              -------

                                                               27,509

       Less amounts representing interest                      (3,559)

                                                              -------

       Present value of minimum lease payments                 23,950

       Less current installments                               (7,257)

                                                              -------

 Obligations due under capital leases, net of

          current portion                                     $16,693

                                                              =======

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under noncancelable operating leases expiring September 2007. Future minimum lease payments under noncancelable operating leases are as follows:

                    2004                                    $  65,281

                    2005                                       67,033

                    2006                                       68,786

                    2007                                       52,575

                                                            ---------

                        Total                               $ 253,675

                                                            =========

During 2002, the Company also entered into an unsecured note payable agreement with an individual. In addition to scheduled payments of principal and interest beginning in January 2004, it calls for the payment of 35.8% of any commissions received by the Company for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual for a period of 20 years. Commission payments received through December 2006 may be used to reduce the scheduled principal and interest payments. The commission plan was terminated in 2004; the company paying the commissions to the individual was acquired and the plan terminated as part of the acquisition.

Principal and interest payments of $3,000 were made during the three months ended March 31, 2004.

NOTE 9:  RELATED PARTY TRANSACTIONS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At March 31, 2004, due to officers was

$2,308,869. During the three months ended March 31, 2004 the Company received advances totaling $108,700 and made payments of $-0-. Included in due to officers is an unsecured note payable to a director in the amount of $1,905,036. The note accrues interest at 7.5% per annum. Principal payments of $100,000 shall be made on a quarterly basis commencing October 1, 2004. Accrued interest on the note shall be payable monthly upon the Company's receipt of equity funding in an amount equal to or greater than $2,000,000. However, a minimum monthly payment for accrued interest of $1,500 began to be made in April 2003. Also included in due to officers is an unsecured note payable to a director for $30,000, due January 1,

2004, bearing interest at prime plus 1.75%. The remaining due to officer balance is composed of a $25,000 advance from an officer due January 1, 2004, with interest from July 10, 2001, at a rate of 9% annually.  The notes were renewed

March 11, 2004.

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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

Deposit Insurance Corporation insurance limit.

NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the three months ended March 31, 2004 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by Financial Accounting Standards

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

2004.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. The Company has 14,000,000 shares issued and

13,500,000 shares outstanding as of March 31, 2004.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business

Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at March 31, 2004. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of

March 31, 2004, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2004

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $300,823, an accumulated deficit of $2,485,639 and a net loss as of and for the three months ended March 31, 2004 of $101,710.

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

Due to the Company’s inability to obtain necessary working capital, it conveyed substantially all assets and liabilities of the Company as of December 31, 2004 to its officers in settlement of amounts owed them of approximately $2,257,000.

Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Three months ended March 31, 2004 versus the three months ended March 31,

2003:

----------------------------------------------------------------------------

The Company incurred a net loss for the three months ended March 31, 2004 of

$101,710. This loss was less than the loss of $145,492 for the three months ended March 31, 2003, primarily due to:

*     Higher revenues for the three months ended March 31, 2004 of $167,988 than for the three months ended September 30, 2003 of $158,851. The three months ended March 31, 2004 included new revenue from additional EAP clients as well as added revenue from consulting services.

*     Salaries for the three months ended March 31, 2004 were $137,829 as compared to the three months ended March 31, 2003 of $123,959, because of man hours for new credentialing work, while marketing, selling and administrative expense was decreased from $82,701 for the three month ending March 31, 2003 to $53,911 for the period ended March 31, 2004.

*     Legal and accounting fees for the three months ended March 31, 2004 were

      $4,429 as compared to March 31, 2003 at $36,335.  That decrease is a result of less legal activity regarding the public company transactions.

*     Higher interest expense for the three months ended March 31, 2004 of

      $45,680 than for the three months ended March 31, 2003 of $33,359. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to March 31, 2004.

FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $300,823 and an accumulated deficit of $2,485,639 at March 31, 2004, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the company has concluded that the business plan must be redefined and reduced in scope.  That change will be implemented during the remainder of this calendar year.

PLAN OF OPERATION

Management believes that the Company will provide a successful line of business services in spite of the fact that capital funding for the proposed health insurance business plan has not been successful. The company is continuing its efforts to develop additional revenue sources that compliment its program to develop regional insured group health plans, including:

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

Securities Exchange Act of 1934, as of March 31, 2004 (the "Evaluation Date").

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

                                        TRANS-CENTURY RESOURCES, INC.

                                        (Registrant)

July 25, 2005                    By:   /s/ Mary W. Patterson

-----------------                      ------------------------------

                                        Mary W. Patterson

                                        Chief Financial Officer

                                        (Principal Financial Officer)

