Form 10QSB
period 2004-06-30
TRANS CENTURY RESOURCES INC
filed 2005-07-25
CIK 1098469

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

                                                                    PAGE NUMBER

         PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF JUNE 30,

           2004 (Unaudited)                                               3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

              AND 2003 (Unaudited)                                        4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

           SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)            5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6-12

         Item 2. Management's Discussion and Analysis of

                 Financial Condition and Results of Operations           13

         Item 3. Controls and Procedures                                 14

         Part II.   OTHER INFORMATION

         Item 6.  Exhibits                                               14

         Signatures                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                JUNE 30, 2004

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                       $     36,535

  Restricted cash                                                      250,000

  Accounts receivable, net                                             114,100

  Deposits and prepaid expenses                                          7,741

                                                                   ------------

      Total current assets                                             408,376

                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             22,262

OTHER ASSETS                                                                96

                                                                  ------------

      TOTAL ASSETS                                                $    430,734

                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Deferred revenue                                                     12,500

   Accounts payable                                                    133,538

   Accrued expenses                                                      2,710

   Accrued interest                                                     87,656

   Notes payable                                                       289,820

   Obligations under capital lease, current portion                      3,487

   Line of credit                                                       66,921

   Due to officers and directors, current portion                      130,929

                                                                  ------------

      Total current liabilities                                        727,561

                                                                  ------------

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             2,257,942

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                 16,693

                                                                  ------------

      Total liabilities                                              3,002,196

                                                                  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

   Preferred stock (8,000,000 authorized, $.001 par,

      -0- issued and outstanding)                                            -

   Common  stock  (100,000,000 authorized, $.001 par,

      14,000,000 issued, 13,500,000 outstanding)                        14,000

   Accumulated Deficit                                              (2,584,962)

                                                                  ------------

         Total paid-in capital and retained earnings                (2,570,962)

   Less cost of treasury stock (500,000 shares)                           (500)

                                                                  ------------

         Total shareholders' equity (deficit)                       (2,571,462)

                                                                  ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    430,734

                                                                  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANS-CENTURY RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)

                                              Three months ended               Six months ended

                                         June 30, 2004  June 30, 2003     June 30, 2004    June 30, 2003

                                         -------------   -------------    -------------   -------------

REVENUES                                 $   203,145    $    193,922      $   371,133     $   352,772

EXPENSES

Selling, general and administrative           63,061          49,523          116,972         132,330

Salaries and related expenses                163,945         166,293          301,774         290,252

Legal and accounting fees                        101          16,598            4,530          52,933

Office supplies                                5,385          12,912           13,455          21,400

Rent                                          16,945          15,990           34,466          33,462

Depreciation and amortization                  2,403           2,030            4,661           4,059

                                         -------------   -------------    -------------   -------------

      Total operating expenses               251,840         263,346          475,858         534,436

                                         -------------   -------------    -------------   -------------

      Operating income (loss)                (48,695)        (69,424)        (104,725)       (181,664)

                                         -------------   -------------    -------------   -------------

Other income (expense)

   Interest expense                          (50,628)        (36,943)         (96,308)        (71,902)

   Interest and other income                     -0-             877              -0-           2,584

                                         -------------   -------------    -------------   -------------

      Total other income (expense)           (50,628)        (36,066)         (96,308)        (69,318)

                                         -------------   -------------    -------------   -------------

LOSS BEFORE TAXES                            (99,323)       (105,490)        (201,033)       (250,982)

PROVISION FOR TAXES                                -               -                -               -

                                         -------------   -------------    -------------   -------------

NET LOSS                                 $   (99,323)    $  (105,490)     $  (201,033)    $  (250,982)

                                         ============    =============     ============    ============

Loss per share, basic and diluted        $    (0.007)    $    (0.008)     $     (0.02)    $    (0.019)

                                         ============    =============     ============    ============

Weighted average common shares

outstanding during the period,

basic and diluted                         13,500,000      13,500,000       13,500,000      13,500,000

                                         ============    =============     ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (Unaudited)

                                                                2004            2003

                                                          -------------   -------------

Cash flows used by operating activities

Net income (loss)                                          $  (201,033)   $  (250,982)

Adjustments to reconcile net loss to cash used by

   operating activities

   Depreciation and amortization                                 4,661          4,059

Changes in operating assets and liabilities

   (Increase) decrease in accounts receivable                   (1,752)        (3,469)

   (Increase) decrease in deposits and prepaid expenses          2,367          4,195

   Increase (decrease) in deferred revenue                         -0-           (540)

   Increase (decrease) in bank overdraft                       (2,786)        (13,921)

   Increase (decrease) in accounts payable                     (14,644)        (4,354)

   Increase (decrease) in accrued expenses                      (8,752)         1,795

   Increase (decrease) in accrued interest                      80,569         59,655

                                                          -------------   -------------

Net cash used by operating activities                         (141,370)      (203,562)

                                                          -------------   -------------

Cash flows used for investing activities

   Acquisition of fixed assets                                  (1,444)          -0-

                                                          -------------   -------------

Net cash used for investing activities                          (1,444)          -0-

                                                          -------------   -------------

Cash flows from financing activities

   Payments under capital leases                                (3,770)        (4,579)

   Increase (decrease) in line of credit                        (1,192)          (825)

   Increase (decrease) in notes payable                         (5,661)          (968)

   Due to officers and directors                               188,702        210,600

                                                          -------------   -------------

Net cash provided by financing activities                      178,079        204,228

                                                          -------------   -------------

Net increase (decrease) in cash                                 35,265            666

Cash and cash equivalents, beginning of period                   1,270            264

                                                          -------------   -------------

Cash and cash equivalents, end of period                  $     36,535    $       930

                                                          =============   =============

NON-CASH TRANSACTIONS

   Cash paid for interest                                 $     14,864    $    12,247

                                                          =============   =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2004

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

                                JUNE 30, 2004

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At June 30, 2004, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.

ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At June 30, 2004, allowance for doubtful accounts for accounts receivable was $0.

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

2004. At June 30, 2004, the Company has a potential deferred tax asset of approximately $300,000, which has been fully reserved, arising from net operating losses aggregating $1,200,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2004

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $124,942

          Less accumulated depreciation                    102,680

                                                          --------

                Net Depreciable Assets                    $ 22,262

                                                          --------

Depreciation expense for the three months and six months ended June 30, 2004 was approximately $2,000 and $4,000, respectively. Depreciation expense for the three months and six months ended June 30, 2003 was approximately $2,000 and $4,000,

respectively.

NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At June 30, 2004, due to officers was

$2,388,869.  During the three and six months ending June 30, 2004 the Company received advances totaling $108,700 and $188,700 and made payments of $-0- and

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

NOTE 4:  NOTES PAYABLE

Notes payable at June 30, 2004 included a note payable of $250,000 to financial institution, due December 27, 2004, bearing interest at a rate of

3.4%, secured in full by a certificate of deposit and personally guaranteed by officers of the Company.

During 2002, the Company entered into a $50,000 unsecured note payable agreement with an individual, bearing an interest rate of 6%. Under its terms, the individual is to receive 35.8% of commissions received by the company, if any,

for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual, for a period of 20 years. All such payments made shall be applied against the principal balance and/or accrued interest of the note.  Commission payments of $1,024 and $1,024 were made during the three and six months ended June 30, 2004, respectively.  The commission plan was terminated in 2004.

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

Principal and interest payments of $3,000 and $6,000 were made during the three and six months ended June 30, 2004, respectively.

The individual has the option, for a period of 90 days after the Company's stock is available for public trading, to convert any unpaid principal balance on the note into common stock of the Company. The amount of such stock to be issued will vary based upon the unpaid balance of the note up to a maximum of 2% of the

Company's outstanding stock at the date of conversion.

NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at June 30, 2004 was $66,921.

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

$20,646 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of June 30, 2004 are as follows:

       2004                                                     8,965

       2005                                                     8,332

       2006                                                     6,740

       2007                                                     1,894

       2008                                                     1,578

                                                              -------

                                                               27,509

       Less amounts representing interest                      (3,559)

                                                              -------

       Present value of minimum lease payments                 23,950

       Less current installments                               (7,257)

                                                              -------

       Obligations due under capital leases, net of

          current portion                                     $16,693

                                                              =======

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2004

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

                                                            =========

During 2002, the Company also entered into an unsecured note payable agreement with an individual. In addition to scheduled payments of principal and interest beginning in January 2004, it calls for the payment of 35.8% of any commissions received by the Company for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual for a period of 20 years. Commission payments received through December 2006 may be used to reduce the scheduled principal and interest payments. The commission plan was terminated in 2004. Principal and interest payments of $6,000 were made during the six months ended June 30, 2004.

NOTE 9:  RELATED PARTY TRANSACTIONS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At June 30, 2004, due to officers was

$2,388,869.  During the three and six months ending June 30, 2004 the Company received advances totaling $108,700 and $188,700 and made payments of $-0- and

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

                                 JUNE 30, 2004

NOTE 9:  RELATED PARTY TRANSACTIONS (cont’d)

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

Deposit Insurance Corporation insurance limit.

NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the three and six months ended

June 30, 2004 and 2003 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by

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

13,500,000 shares outstanding as of June 30, 2004.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business

Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at June 30, 2004. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of

June 30, 2004, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2004

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $319,185, an accumulated deficit of $2,584,962 and a net loss as of and for the six months ended June 30, 2004 of $201,033.

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

Three months ended June 30, 2004 versus the three months ended June 30,

2003:

----------------------------------------------------------------------------

The Company incurred a net loss for the three months ended June 30, 2004 of

$99,323. This loss was less than the loss of $105,490 for the three months ended June 30, 2003, primarily due to:

*    Higher revenues for the three months ended June 30, 2004 of $203,145 than for the three months ended June 30, 2003 of $193,922. The three months ended June 30, 2004 included new revenue from additional EAP clients as well as added revenue from consulting services.

*    Salaries for the three months ended June 30, 2004 were $163,945 as compared to the three months ended June 30, 2003 of $166,293.  Marketing, selling and administrative expenses increased from $49,423 for the three months ended

     June 30, 2003 to $63,061 for the period ended June 30, 2004.

*    Legal and accounting fees for the three months ended June 30, 2004 were $101 compared to June 30, 2004 at $16,598.  That decrease is a result of less legal activity regarding the public company transactions.

*    Higher interest expense for the three months ended June 30, 2004 of

     $50,628 than for the three months ended June 30, 2003 of $36,943. This increase in interest expense resulted from the additional advances made by officers and directors subsequent to June 30, 2004.

FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $319,185 and an accumulated deficit of $2,584,962 at June 30, 2004, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the Company has concluded that the business plan must be redefined and reduced in scope.  That change will be implemented during the remainder of this calendar year.

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

Securities Exchange Act of 1934, as of June 30, 2004 (the "Evaluation Date").

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

