Form 10QSB
period 2004-09-30
TRANS CENTURY RESOURCES INC
filed 2005-07-25
CIK 1098469

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                         YES [ ]    NO [X]

                          TRANS-CENTURY RESOURCES, INC.

                                      INDEX

                                                                    PAGE NUMBER

         PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30,

           2004 (Unaudited)                                               3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

           THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

              AND 2003 (Unaudited)                                        4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

           NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)      5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6-12

         Item 2. Management's Discussion and Analysis of

                 Financial Condition and Results of Operations           13

         Item 3. Controls and Procedures                                 14

         Part II.   OTHER INFORMATION

         Item 6.  Exhibits                                               14

         Signatures                                                      15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          TRANS-CENTURY RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2004

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                       $     10,211

  Restricted cash                                                      250,000

  Accounts receivable, net                                             122,394

  Deposits and prepaid expenses                                          6,558

                                                                   ------------

      Total current assets                                             389,163

                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             19,956

OTHER ASSETS                                                                71

                                                                  ------------

      TOTAL ASSETS                                                $    409,190

                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Deferred revenue                                                        -0-

   Accounts payable                                                    113,082

   Accrued expenses                                                      3,820

   Accrued interest                                                    133,415

   Notes payable                                                       287,320

   Obligations under capital lease, current portion                      1,814

   Line of credit                                                       66,256

   Due to officers and directors, current portion                      130,929

                                                                  ------------

      Total current liabilities                                        736,636

                                                                  ------------

DUE TO OFFICERS AND DIRECTORS, LONG-TERM                             2,287,740

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                 16,693

                                                                  ------------

      Total liabilities                                              3,041,069

                                                                  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

   Preferred stock (8,000,000 authorized, $.001 par,

      -0- issued and outstanding)                                            -

   Common  stock  (100,000,000 authorized, $.001 par,

      14,000,000 issued, 13,500,000 outstanding)                        14,000

   Accumulated Deficit                                              (2,645,379)

                                                                  ------------

         Total paid-in capital and retained earnings                (2,631,379)

   Less cost of treasury stock (500,000 shares)                           (500)

                                                                  ------------

         Total shareholders' equity (deficit)                       (2,631,879)

                                                                  ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    409,190

                                                                  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANS-CENTURY RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)

                                              Three months ended                Nine months ended

                                         Sept 30, 2004   Sept 30, 2003    Sept 30, 2004   Sept 30, 2003

                                         -------------   -------------    -------------   -------------

REVENUES                                 $   216,629    $    176,901      $   587,762     $   529,673

EXPENSES

Selling, general and administrative           50,654          54,324          167,626         186,655

Salaries and related expenses                144,607         150,738          446,381         440,989

Legal and accounting fees                      2,940          18,311            7,470          71,244

Office supplies                                5,651           9,181           19,106          30,581

Rent                                          16,344          17,643           50,810          51,104

Depreciation and amortization                  2,330           2,029            6,991           6,088

                                         -------------   -------------    -------------   -------------

      Total operating expenses               222,526         252,226          698,384         786,661

                                         -------------   -------------    -------------   -------------

      Operating income (loss)                 (5,897)        (75,325)        (110,622)       (256,988)

                                         -------------   -------------    -------------   -------------

Other income (expense)

   Interest expense                          (55,020)        (39,743)        (151,328)       (109,061)

   Interest and other income                     500             -0-              500             -0-

                                         -------------   -------------    -------------   -------------

      Total other income (expense)           (54,520)        (39,743)        (150,828)       (109,061)

                                         -------------   -------------    -------------   -------------

LOSS BEFORE TAXES                            (60,417)       (115,068)        (261,450)       (366,049)

PROVISION FOR TAXES                                -               -                -               -

                                         -------------   -------------    -------------   -------------

NET LOSS                                 $   (60,417)    $  (115,068)     $  (261,450)    $  (366,049)

                                         ============    =============     ============    ============

Loss per share, basic and diluted        $    (0.005)    $    (0.009)     $     (0.02)    $    (0.027)

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

                                         ============    =============     ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (Unaudited)

   2004            2003

                                                          -------------   -------------

Cash flows used by operating activities

Net income (loss)                                          $  (261,450)   $  (366,049)

Adjustments to reconcile net loss to cash used by

   operating activities

   Depreciation and amortization                                 6,991          6,088

Changes in operating assets and liabilities

   (Increase) decrease in accounts receivable                  (10,046)       (17,250)

   (Increase) decrease in deposits and prepaid expenses          3,550          4,195

   Increase (decrease) in deferred revenue                     (12,500)        (3,502)

   Increase (decrease) in bank overdraft                        (2,786)            37

   Increase (decrease) in accounts payable                     (35,100)       (15,974)

   Increase (decrease) in accrued expenses                      (7,642)         1,500

   Increase (decrease) in accrued interest                     126,329         92,038

                                                          -------------   -------------

Net cash used by operating activities                         (192,654)      (298,917)

                                                          -------------   -------------

Cash flows used for investing activities

   Acquisition of fixed assets                                  (1,444)          (582)

                                                          -------------   -------------

Net cash used for investing activities                          (1,444)          (582)

                                                          -------------   -------------

Cash flows from financing activities

   Payments under capital leases                                (5,443)        (6,273)

   Increase (decrease) in line of credit                        (1,857)        (1,450)

   Deferred credit-prepaid participation fees                      -0-         (2,812)

   Increase (decrease) in notes payable                         (8,161)           -0-

   Due to officers and directors                               218,500        310,466

                                                          -------------   -------------

Net cash provided by financing activities                      203,039        299,968

                                                          -------------   -------------

Net increase (decrease) in cash                                  8,941            432

Cash and cash equivalents, beginning of period                   1,270            264

                                                          -------------   -------------

Cash and cash equivalents, end of period                  $     10,211    $       696

                                                          =============   =============

NON-CASH TRANSACTIONS

   Cash paid for interest                                 $     24,125    $    17,023

                                                          =============   =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

                               SEPTEMBER 30, 2004

NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. At September 30, 2004, the Company had $250,000 in restricted cash dedicated to the repayment of a loan payable due to a financial institution.

ACCOUNTS RECEIVABLE

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance. At September 30, 2004, allowance for doubtful accounts for accounts receivable was $0.

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

2004. At September 30, 2004, the Company has a potential deferred tax asset of approximately $300,000, which has been fully reserved, arising from net operating losses aggregating $1,200,000. These net operating losses begin to expire in 2020.

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

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2004

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

          Furniture, fixtures, and equipment              $124,942

          Less accumulated depreciation                    104,986

                                                          --------

                Net Depreciable Assets                    $ 19,956

                                                          --------

Depreciation expense for the three months and nine months ended September 30,

2004 was approximately $2,000 and $6,000, respectively. Depreciation expense for the three months and nine months ended September 30, 2003 was approximately

$2,000 and $6,000, respectively.

NOTE 3:  DUE TO OFFICERS AND DIRECTORS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At September 30, 2004, due to officers was

$2,418,669.  During the three months and nine months ended September 30, 2004,

the company received advances totaling $29,800 and $218,500 and made payments of

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

NOTE 4:  NOTES PAYABLE

Notes payable at September 30, 2004 included a note payable of $250,000 to financial institution, due December 27, 2004, bearing interest at a rate of

3.4%, secured in full by a certificate of deposit and personally guaranteed by officers of the Company.

During 2002, the Company entered into a $50,000 unsecured note payable agreement with an individual, bearing an interest rate of 6%. Under its terms, the individual is to receive 35.8% of commissions received by the company, if any,

for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual, for a period of 20 years. All such payments made shall be applied against the principal balance and/or accrued interest of the note.  Commission payments of $-0- and $1,024 were made during the three and nine months ended September 30, 2004, respectively. The commission plan was terminated in 2004.

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2004

NOTE 4:  NOTES PAYABLE (Continued)

Beginning in January 2004, the Company must begin making monthly payments of principal and interest on the note balance outstanding as of December 31, 2003.

Monthly payment amounts will be determined based upon a thirty-six month amortization period, and will be reduced accordingly for any commission payments made during the three years ending December 31, 2006. In March 2004 the individual agreed to accept payments of $1,000 monthly to be applied to principal and interest. Principal and interest payments of $9,000 were made during the nine months ended September 30, 2004.

The individual has the option, for a period of 90 days after the Company's stock is available for public trading, to convert any unpaid principal balance on the note into common stock of the Company. The amount of such stock to be issued will vary based upon the unpaid balance of the note up to a maximum of 2% of the

Company's outstanding stock at the date of conversion.

NOTE 5:  LINE OF CREDIT

The Company has an unsecured line of credit of $75,000 with a financial institution. Interest on the line of credit is computed daily at the prime rate plus 1.75%. Total amount outstanding at September 30, 2004 was $66,256.

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

$21,966 in depreciation expense related to these assets. Future minimum payments due under the capital leases as of September 30, 2004 are as follows:

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

                               SEPTEMBER 30, 2004

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

                                                            =========

During 2002, the Company also entered into an unsecured note payable agreement with an individual. In addition to scheduled payments of principal and interest beginning in January 2004, it calls for the payment of 35.8% of any commissions received by the Company for the sale of medical supplies through the group purchasing program sponsored by the Company and introduced by the individual for a period of 20 years. Commission payments received through December 2006 may be used to reduce the scheduled principal and interest payments. Commission payments of $-0- and $1,024 were made during the three and nine months ended

September 30, 2004, respectively. Principal and interest payments of $9,000 were made during the nine months ended September 30, 2004. The commission plan was terminated in 2004.

NOTE 9:  RELATED PARTY TRANSACTIONS

Officers and directors have made unsecured advances to the Company to fund its working capital requirements. At September 30, 2004, due to officers was

$2,418,669.  During the three months and nine months ended September 30, 2004,

the company received advances totaling $29,800 and $218,500 and made payments of

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

                                SEPTEMBER 30, 2004

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

Deposit Insurance Corporation insurance limit.

NOTE 11: LOSS PER SHARE

Basic and diluted loss per common share for the three and nine months ended

September 30, 2004 and 2003 is computed based upon the weighted average number of common and dilutive potential common shares outstanding as defined by

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

13,500,000 shares outstanding as of September 30, 2004.

Common Stock Warrants - Pursuant to a continuing agreement with PageOne Business

Productions, LLC, 350,000 warrants to purchase stock, exercisable at $1.00 per share were issued and outstanding at September 30, 2004. These warrants enable holder to purchase shares of the Company's stock through November 19, 2006. At the time of original issuance the warrants were not assigned an initial value or any accretion as their estimated fair market value approximated zero. As of

September 30, 2004, all warrants issued were outstanding.

                          TRANS-CENTURY RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

NOTE 13: GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $347,473, an accumulated deficit of $2,645,379 and a net loss as of and for the nine months ended September 30, 2004 of $261,450.

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

Three months ended September 30, 2004 versus the three months ended September 30,

2003:

----------------------------------------------------------------------------

The Company incurred a net loss for the three months ended September 30, 2004 of

$60,417. This loss was less than the loss of $115,068 for the three months ended September 30, 2003, primarily due to:

*    Higher revenues for the three months ended September 30, 2004 of $216,629 than for the three months ended September 30, 2003 of $176,901. The three months ended September 30, 2004 included new revenue from additional EAP clients as well as added revenue from consulting services.

*    Salaries for the three months ended September 30, 2004 were $144,607 as compared to the three months ended September 30, 2003 of $150,738.

     Marketing, selling and administrative expense was decreased from $54,324 for the three month ending September 30, 2003 to $50,654 for the period ended September 30, 2004.

*    Legal and accounting fees for the three months ended September 30, 2004 were

     $2,940 as compared to September 30, 2003 at $18,311.  That decrease is a result of less legal activity regarding the public company transactions.

*    Higher interest expense for the three months ended September 30, 2004 of

     $55,020 than for the three months ended September 30, 2003 of $39,743.

     This increase in interest expense resulted from the additional advances made by officers and directors subsequent to September 30, 2004.

FINANCIAL CONDITION AND LIQUIDITY

The Company has a working capital deficiency of $347,473 and an accumulated deficit of $2,645,379 at September 30, 2004, and expects to incur losses for the near future. One of the Company's directors is presently funding its working capital requirements on an as needed basis; however, there is no assurance that such funding will be available indefinitely. Accordingly, the Company has concluded that the business plan must be redefined and reduced in scope.  That change will be implemented during the remainder of this calendar year.

PLAN OF OPERATION

Management believes that the Company will be successful line of business services in spite of the fact that capital funding for the proposed health insurance business plan has not been successful.  The company is continuing its efforts to develop additional revenue sources that compliment its program to develop regional insured group health plans, including:

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

Securities Exchange Act of 1934, as of September 30, 2004 (the "Evaluation Date").

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

Item 6.  Exhibits.

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

